Form 10QSB
period 1996-06-30
TRI COUNTY BANCORP INC
filed 1996-08-09
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

Quarterly Report Pursuant to Section 10 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:    June 30, 1996

Commission file number:       0-22220


                    TRI-COUNTY BANCORP, INC.
- -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter.)


     Wyoming                                 83-0304855
- -----------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


2201 Main Street, Torrington, Wyoming             82240
- -----------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


(307)532-2111
- ----------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 10 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reeeegistrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes[X]    No[ ]

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practical date:

Common Stock, $.10 par value - 608,749 shares as of August 1,
1996.



TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Financial
          Condition as of June 30, 1996 (unaudited) and December 31, 1995

          Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 1996 and 1995 (unaudited)

          Condensed Consolidated Statements of Stockholder's
          Equity for the Six Months Ended June 30, 1996
          (unaudited)

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995
          (unaudited)

          Notes to Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of
          Operation

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Default Upon Senior Securities

Item 4.   Submissions of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS                             June 30,       Dec 31,
                                   1996           1995
                                   ______________ _____________
Cash                               $   618,041    $   350,964
Interest earning deposits at other
     financial institions              668,764        557,768
Securities
     Available-for-sale at fair val 29,129,988     19,256,695
     Held-to-maturity, market value
     of $13,431,924(1996) and
     $18,583,902(1995)              13,287,199     18,263,560
Loans receivable, net               31,168,205     25,513,700
Loans held for resale                  184,570         84,929
Office property and equipment, net     936,484        961,627
Prepaid expenses and other assets      724,663        776,842
                                   ______________ ______________
          Total Assets             $76,717,914    $65,766,085
                                   ============== ==============


TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (cont.)

LIABILITIES AND STOCKHOLDER'S      June 30,       Dec 31,
EQUITY                             1996           1995
                                   ______________ _____________
Demand deposits                    $   351,879    $    95,320
Savings and NOW deposits            11,543,517     11,052,595
Time deposits                       33,558,895     33,435,384
                                   ______________ ______________
     Total Deposits                 45,454,291     44,583,299

Advances from FHLB                  18,449,617      7,000,000
Advances by borrowers for taxes
     and insurance                     125,774        116,371
Accounts payable and accrued expenses  188,296        144,077
Deferred income taxes                   91,680        425,914
                                   ______________ ______________
     Total Liabilities             $64,309,658    $52,269,661
                                   ______________ ______________

Stockholders' Equity
  Preferred stock, $.10 par value,
     5,000,000 shares authorized,
     none issued
  Common stock, 10,000,000 shares
     of $.10 par value authorized,
     608,749 (1996) and 640,788 (1995)
     shares issued and outstanding      74,750         74,750
  Additional paid in capital         7,005,684      6,983,901
  Retained earnings - substantially
     restricted                      8,308,020      8,125,865
  Unearned compensation relating to
     MSBP and ESOP                    (566,075)      (627,900)
  Unrealized gain/(loss) on
     securities available-for-sale,
     net of tax                       (368,809)       398,026
  Treasury stock, 138,751 (1996) and
     106,712 (1995) shares, at cost (2,045,314)    (1,458,218)
                                   ______________ ______________
     Total Stockholders' Equity     12,408,256     13,496,424
                                   ______________ ______________
     Total Liabilities and
     Stockholders' Equity          $76,717,914    $65,766,085
                                   ============== ==============

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                                        Three Months Ended
                                             June 30,
                                        1996           1995
                                   ______________ _____________
Interest Income
  Loans                            $   625,800    $   520,510
  Securities available-for-sale        465,087        305,283
  Securities held-to-maturity          246,625        288,334
  Other interest earning assets          4,776         51,381
                                   ______________ ______________
     Total Interest Income           1,342,288      1,165,508
                                   ______________ ______________
Interest Expense
  Deposits                             520,716        522,767
  Advances and other borrowings        210,235         66,210
                                   ______________ ______________
     Total Interest Expense            730,951        588,977
                                   ______________ ______________
     Net Interest Income               611,337        576,531
Provision for credit losses                ---           (188)
                                   ______________ ______________
     Net Interest Income after
     Provision for credit losses       611,337        576,719
                                   ______________ ______________
Non-interest Income
  Gain on sale of loans                 10,008         12,843
  Gain (loss) on sale of available-
     for-sale investments                  ---            508
  Service charges on deposits           23,137         25,954
  Other, net                             8,413          9,270
                                   ______________ ______________
     Total Non-interest Income          41,558         48,575
                                   ______________ ______________
Non-interest Expense
  Compensation and benefits            180,726        187,238
  Occupancy and Equipment               71,652         72,156
  Federal insurance premium             25,553         26,097
  Other, net                           106,304        112,998
                                   ______________ ______________
     Total Non-interest Expense        384,235        398,489
                                   ______________ ______________
     Earnings Before Income Taxes      268,660        226,805
Income Taxes                            84,100         70,114
                                   ______________ ______________
     Net Earnings                  $   184,560    $   156,691
                                   ============== ==============
Earnings Per Common Share - Primary     $ 0.30         $ 0.24
                                        =========      =========
     Cash Div Pd Per Common Share       $ 0.00         $ 0.00
                                        =========      =========

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                                     Six Months Ended June 30,
                                        1996           1995
                                   ______________ _____________
Interest Income
  Loans                            $ 1,203,820    $ 1,047,045
  Securities available-for-sale        847,496        588,981
  Securities held-to-maturity          527,820        567,832
  Other interest earning assets         14,721         74,982
                                   ______________ ______________
     Total Interest Income           2,593,857      2,278,840
                                   ______________ ______________
Interest Expense
  Deposits                           1,049,324      1,012,982
  Advances and other borrowings        352,023         95,708
                                   ______________ ______________
     Total Interest Expense          1,401,347      1,108,690
                                   ______________ ______________
     Net Interest Income             1,192,510      1,170,150
Provision for credit losses                ---            288
                                   ______________ ______________
     Net Interest Income after
     Provision for cr. losses        1,192,510      1,169,862
                                   ______________ ______________
Non-interest Income
  Gain on sale of loans                 17,088         18,027
  Gain (loss) on sale of available-
    for-sale investments                (1,593)           508
  Service charges on deposits           47,198         49,189
  Other, net                            14,510         16,649
                                   ______________ ______________
     Total Non-interest Income          77,203         84,373
                                   ______________ ______________
Non-interest Expense
  Compensation and benefits            353,637        359,150
  Occupancy and Equipment              144,401        142,859
  Federal insurance premium             51,243         52,194
  Other, net                           214,880        203,107
                                   ______________ ______________
     Total Non-interest Expense        764,161        757,310
                                   ______________ ______________
     Earnings Before Income Taxes      505,552        496,925
Income Taxes                           163,200        152,300
                                   ______________ ______________
     Net Earnings                  $   342,352    $   344,625
                                   ============== ==============
Earnings Per Common Share - Primary     $ 0.55         $ 0.54
                                        =========      =========
     Cash Div Per Common Share          $ 0.25         $ 0.17
                                        =========      =========

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            For the Six months Ended June 30, 1996
                          (unaudited)
                                           Additional
                                  Common   Paid-in     Retained
                                  Stock    Capital     Earnings
                                  _______________________________
BALANCE-December 31, 1995         $74,750  $6,983,901  $8,125,865
  Net earnings                                            342,352
  Repayment of ESOP debt
  Allocation of ESOP shares                    21,783
  Amortization of
    deferred compensation
  Change in unrealized loss
    on securities available-
    for-sale, net of tax
  Dividends paid                                        (160,197)
  Purchase of Treasury Stock
                                  _______________________________
BALANCE-June 30, 1996            $74,750  $7,005,684  $8,308,020
                                  ===============================
                                                      Unrealized
                                                      Gain/(Loss)
                                          MSBP        Securities
                                          Unearned    Available-
                                ESOP      Comp.       for-sale
                                _______________________________
BALANCE-December 31, 1995       $(463,450) $(164,450)  $398,026
  Net earnings
  Repayment of ESOP debt           29,900
  Allocation of ESOP shares
  Amortization of
    deferred compensation                     31,925
  Change in unrealized loss
    on securities available-
    for-sale, net of tax                               (766,835)
  Dividends paid
  Purchase of Treasury Stock
                                _______________________________
BALANCE-June 30, 1996          $(433,550) $(132,525) $(368,809)
                                ===============================

                                  Treasury
                                  Stock          Total
                                  _______________________________
BALANCE-December 31, 1995         $(1,458,218)    $13,496,424
  Net earnings                                        342,352
  Repayment of ESOP debt                               29,900
  Allocation of ESOP shares                            21,783
  Amortization of
    deferred compensation                              31,925
  Change in unrealized loss
    on securities available-
    for-sale, net of tax                             (766,835)
  Dividends paid                                     (160,197)
  Purchase of Treasury Stock        (587,096)        (587,096)
                                  _______________________________
BALANCE-June 30, 1996            $(2,045,314)     $12,408,256
                                  ===============================

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                         Six Months Ended
                                              June 30,
                                        1996          1995
                                        ___________  ____________
Net Cash Provided by Operations         $  352,904    $  457,546
                                        ___________  ____________
Net Investing Activities
  Net loan origination & principal pmts   (164,004)      178,609
  Purchase of loans                     (5,490,591)          ---
  Purchase of available-for-sale
   securities                          (11,655,917)   (5,833,981)
  Principal payments rec'd on
   available-for-sale securities           504,556        60,516
  Sale of available-for-sale securities    200,000     4,891,269
  Purchase of held-to-maturity
   securities                                  ---      (993,059)
  Principal payments rec'd on held-to-
   maturity securities                   4,974,589     1,094,894
  Proceeds from sale of real estate owned   76,831        16,203
  Investment in property, equipment, REO   (32,913)     (206,894)
                                        ___________  ____________
     Net Cash Used by Investing
     Investing Activities              (11,587,449)     (792,443)
                                        ___________  ____________
Financing Activities
  Net change in deposits                   870,992      (487,438)
  Payments rec'd from ESOP                  29,900        33,289
  Net increase in advances from
   borrowers for taxes/insurance escrows     9,403       105,676
  FHLB borrowings                       11,449,617     4,000,000
  Treasury stock purchased                (587,097)     (433,195)
  Cash dividends paid                     (160,197)     (114,685)
                                        ___________  ____________
     Net Cash Provided By
     Financing Activities               11,612,618     3,103,647
                                        ___________  ____________
     Net increase in Cash & Cash
          Equivalents                      378,073     2,768,750

Cash & Cash Equivalents - beginning        908,732     1,465,495
                                        ___________  ____________
Cash & Cash Equivalents - ending         1,286,805    $4,234,245
                                        ===========  ============
Supplemental Disclosures
  Cash paid for Interest                $1,360,307    $1,099,471
  Cash paid for Income Taxes               143,600        90,000

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996
(unaudited)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements include the accounts of Tri-County Bancorp, Inc. (the "Company"), Tri-County Federal Savings Bank (formerly Tri-County Federal Savings and Loan Association) (the "Bank") and First Tri-County Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read together with the 1995 consolidated financial statements and notes thereto of Tri-County Bancorp, Inc. and Subsidiaries included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. However, all normal recurring adjustments have been made which, in the opinion of management, are necessary to the fair presentation of the financial statements.

The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996 or any other period.

See Notes 2, 3 and 4.

NOTE 2 - EARNINGS PER SHARE
Earnings per share for the three months and six months ended June 30, 1996 and 1995, are computed on a primary basis. Primary earnings per share is computed using the weighted average number of common shares outstanding, net of unallocated ESOP shares and the potentially dilutive effect of stock options. See Exhibit 11.

NOTE 3 - INVESTMENTS
Effective January 1, 1994, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company classified its investment securities and mortgage-backed securities as either "held-to-maturity," "available-for-sale," or "trading."

Management has determined that all applicable securities are either "held-to-maturity" or "available-for-sale."

Investment and mortgage-backed securities designated as held-to-maturity are stated at cost adjusted for amortization of the related premiums and accretion of discounts, computed using the level yield method. The Company has the positive intent and ability to hold these securities to maturity.

Investment and mortgage-backed securities designated as available-for-sale are stated at estimated market value. Unrealized gains and losses are aggregated and reported as a separate component of equity capital, net of deferred taxes. These securities are acquired with the intent to hold them to maturity, but they are available for disposal in the event of unforeseen liquidity needs.

NOTE 4 - FDIC INSURANCE ASSESSMENT
Congress is currently considering legislation to resolve financial problems of the Savings Association Insurance Fund
(SAIF). Proposed legislation would require a one-time special assessment based on assessable deposits at March 31, 1995. The actual payment date will be set by the Federal Deposit Insurance Corporation (FDIC), but will be no later than sixty days after enactment of the legislation. The legislation is designed to recapitalize SAIF and assist in the merger of SAIF and the Bank Insurance Fund (BIF). Based on current proposed legislation, the Bank's one-time assessment is estimated at $249,305.

PART I - FINANCIAL INFORMATION
Item 2 - Management's Discussion & Analysis or Plan of Operation

GENERAL

Tri-County Bancorp, Inc. (the "Company") was incorporated on June 15, 1993, and is the holding company of Tri-County Federal Savings Bank (the "Bank"). On September 28, 1993, the Bank completed its conversion from a mutual savings and loan association to a stock form of ownership at which time the Company issued 747,500 shares of Common Stock and utilized a portion of the proceeds to acquire all of the issued shares of the Bank.

The Company is headquartered in Torrington, Wyoming and its principal business currently consists of the operation of its wholly-owned subsidiary, Tri-County Federal Savings Bank. The Bank's primary business is attracting retail deposits from the general public and investing those deposits and other borrowed funds in various loan products, including mortgage-backed and mortgage-related securities, federal agency securities and other investment securities.

The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loans and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Company's net income also is affected by its provision for loan losses as well as non-interest income, compensation and benefits, occupancy expenses, Federal deposit insurance premiums, other non-interest expenses, and income tax expense. Other non-interest expenses consists of real estate lending operations, legal expenses, accounting services and other miscellaneous costs. The earnings of the Company are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.


CHANGES IN FINANCIAL CONDITION

ASSETS
The  total assets of the Bank increased by $10,951,829 or  16.65%
during the first half of 1996.

Securities available-for-sale increased by $9,873,293 during the first six months of 1996. Beginning in the fourth quarter of 1994, the Bank began taking advantage of a relatively inexpensive source of funding available through the Federal Home Loan Bank of Seattle (FHLB) to purchase financial instruments with a slightly higher yield than the rate charged by FHLB on the advances. During the six months ended June 30, 1996, securities available-for-sale totaling $8,155,917 were purchased with funds borrowed from FHLB. Also, callable FHLB notes totaling $4,000,000 were called by the agency. These securities had been classified held-to-maturity and the Bank used $3,000,000 of the proceeds to purchase similar securities which were classified available-for-sale.

Securities held-to-maturity decreased by $4,976,361 during the first half of 1996. As previously discussed, held-to-maturity agency securities were called on January 25th, February 2nd and February 20th, in the amounts of $1,000,000, $2,000,000 and $1,000,000, respectively, and the proceeds were used to purchase securities classified available-for-sale. The remaining decrease was the result of the principal payments and prepayments on the Bank's portfolio of mortgage-backed securities.

Loans receivable increased $5,654,505 or 22.16% during the first six months of 1996. During this period, the Bank originated or purchased for portfolio residential mortgage loans totaling $5,297,886, non-residential mortgage loans totaling $2,099,716, consumer loans totaling $917,374, a short-term commercial loan in the amount of $500,000 and other commercial loans totaling $249,158. By the end of the period, the Bank had received full repayment of the short-term commercial loan and repayments totaling $3,061,613 on other loans. Of the total residential and non-residential mortgage loans originated in the first two quarters, $4,306,556 were adjustable rate and $3,091,046 were fixed rate mortgages. Purchased loans amounted to 60.6% of all new loan activity during this period.

LIABILITIES
Deposit balances increased by $870,996 during the first six months of 1996. The overall increase in deposit balances consisted of increases in non-interest bearing demand deposits of $256,559, savings and NOW deposits of $490,922, and time deposits of $123,515.

Advances from FHLB increased by $11,499,617 during the first  six
months  of  1996.   As  previously discussed,  advances  totaling
$8,000,000 were obtained during the first six months  of  1996
and used  to  purchase securities available-for-sale.   The
advances have a term of approximately one year and were used to purchase adjustable rate mortgage-backed securities and shares in a mutual fund whose investments are mortgage-related securities. The Bank was able to lock in a positive spread over the initial term of the advances and will make a decision whether to renew the advance and hold the securities or sell the securities and payoff the advance on or near the maturity date. The Bank also borrowed $950,000 from FHLB under the Community Investment Program (CIP) which was used to fund a mortgage loan for a commercial retail building located in Wheatland, Wyoming. The CIP loan is a twenty year fixed rate
amortizing loan.   The balance of the borrowings from FHLB were


for terms of less than one year and the proceeds were used to fund the origination or purchase of portfolio mortgage loans.

The decrease of $334,234 in deferred income taxes was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available-for-sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities decreased by $1,116,068 during the period which resulted in a decrease in deferred income taxes.

STOCKHOLDERS'  EQUITY
Additional paid in capital increased by $21,783 because of the application of Statement of Position (SOP) 93-6, Employers' Accounting for Employee Stock Ownership Plans, of the Accounting Standards Division of the American Institute of Certified Public Accountants, which requires charging expense for the fair value of shares committed to be released by an Employee Stock Ownership Plan and crediting the difference between the fair value and the cost of the shares to paid in capital.

Retained earnings increased $182,155 as a result of net earnings of $342,352 for the first six months of the year, less a dividend of $0.25 per share paid in March which totaled $160,197.

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified available-for-sale to be shown as a separate component of stockholders' equity in an amount which is net of deferred income taxes. The market value of securities classified as available-for-sale decreased during the first six months of the year which resulted in a decrease of $766,835 in stockholders' equity.

In March of 1996, the Bank received permission from the Office of Thrift Supervision (OTS) to repurchase up to 32,039 shares (5%) of its outstanding Common Stock in the open market. At June 30, 1996, the Bank had repurchased 32,039 shares at a total cost of $587,096 or an average purchase price of $18.32 per share.

NON-PERFORMING ASSETS
Non-performing assets totaled $165,376 or 0.22% of total assets at June 30, 1996 compared to $223,621 or 0.34% at December 31, 1995. The decrease in non-performing assets of $58,245 was caused by the sale of real estate owned with a cost basis to the Bank of $76,831 and an increase in the balance of non-accrual loans of $28,586.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996

INTEREST INCOME
Interest income from loans increased $105,290 during the second quarter of 1996 when compared to the same period of 1995. The increase was the result of an increase in the average balance of loans outstanding during the period which was $5,700,345 higher in 1996 than in 1995. The increase in the average balance of loans more than offset a decrease in the average yield on the portfolio from 8.31% to 8.15%.

The increase in interest income from securities available-for-sale of $159,804 was the result of an increase of $9,076,456 in the average balance of securities held during the second quarter of 1996 when compared to the same period of 1995. An increase in the average yield on the securities from 6.63% to 6.77% also contributed to the increase. See also "Changes in Financial Condition - Assets."

Interest income from held-to-maturity securities decreased by $41,709 during the second quarter of 1996 when compared to the same period of 1995. The decrease was the result of a $2,286,789 decrease in the average balance of the securities held which more than offset the slight increase in the yield from 7.33% to 7.35%. See also "Changes in Financial Condition - Assets."

The decrease in income from other interest-earning assets of $46,605 was caused mainly by a decrease in the average balance of these assets of $3,135,890. Also, the yield on other interest-earning assets decrease from 5.78% to 5.10%. This category of assets consists primarily of interest-earning demand and time deposits held at FHLB.

INTEREST EXPENSE
Interest expense on deposits decreased by $2,051 during the second quarter of 1996 when compared to the second quarter of 1995. The decrease in the cost of deposits was caused by a slight decrease in the average rate paid on deposits. Maturing time certificates renewed at rates which were somewhat lower, on average, than the rates previously paid.

As previously discussed, beginning in the fourth quarter of 1994, the Bank began taking advantage of a relatively inexpensive source of funding available through FHLB to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The level of these borrowings increased substantially during the last twelve months which resulted in an increase of $144,025 in interest expense even though the average rate on advances decreased from 5.66% to 5.15%.

PROVISION FOR CREDIT LOSSES
No  provision for credit losses was made during the three  months
ended  June 30,  1996  due  to  management's  assessment   that
additions were not required.

NET INTEREST INCOME
Net interest income increased from $576,531 for the three month period ended June 30, 1995 to $611,337 for the same period of
1996.   This  increase  was  due  to  an  increase  of $9,355,432
in the average balance of interest-earning assets while the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities remained constant at 2.74% for both periods.

NON-INTEREST INCOME
Non-interest income decreased $7,017 during the second quarter of 1996 when compared to the second quarter of 1995. Gain on the sale of loans decreased $2,835 due to a decrease in the volume of loans originated and sold. Service charges on deposits decreased $2,817 primarily due to fewer overdraft charges being assessed and collected. During the previous year, shares in a mutual fund were redeemed at a gain of $508 whereas there were no gains in the current year.

NON-INTEREST EXPENSE
Non-interest expense decreased $14,254 during the second quarter of 1996 when compared to the same period of 1995. Compensation and benefits expense decreased $6,512 due to a decrease in the cost of the Bank's group medical plan and the payment in the previous year of expenses related to a terminated defined benefit pension plan. Other expenses decreased $6,694 and was the result of additional advertising and promotion expenses incurred in the previous year in conjunction with the completion of a substantial remodeling project and a related open house. Occupancy and equipment expense and federal insurance premiums remained at approximately the same level during the two periods.

INCOME TAXES
The change in income tax is primarily the result of a change in net earnings before taxes.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

INTEREST INCOME
Interest income from loans increased $156,775 during the first half of 1996 when compared to the same period of 1995. The increase was the result of an increase in the average balance of loans outstanding during the period which was $3,974,741 higher in 1996 than in 1995. The increase in the average balance of loans more than offset a slight decrease in the average yield on the portfolio from 8.21% to 8.17%.

The increase in interest income from securities available-for-sale of $258,515 was the result of an increase of $7,734,963 in the average balance of securities held during the second half of 1996 when compared to the same period of 1995. A slight increase in the average yield on the securities from 6.53% to 6.57% also contributed to the increase. See also "Changes in Financial Condition - Assets."

Interest income from held-to-maturity securities decreased by $40,012 during the first six months of 1996 when compared to the same period of 1995. The decrease was the result of a $1,523,852 decrease in the average balance of the securities held which more than offset the increase in the yield from 7.20% to 7.44%. See also "Changes in Financial Condition - Assets."

The decrease in income from other interest-earning assets was caused mainly by a decrease in the average balance of these assets of $2,174,456. This category of assets consists primarily of interest-earning demand and time deposits held at FHLB.

INTEREST EXPENSE
Interest expense on deposits increased $36,342 during the second half of 1996 when compared to the second half of 1995. The increase in the cost of deposits was caused by an increase in the average rate paid on deposits. The average interest rate paid in time certificates was decreasing during the first six months of 1996 but was higher, on average, than the average rate paid on new and renewing certificates during the first six months of 1995.

As previously discussed, beginning in the fourth quarter of 1994, the Bank began taking advantage of a relatively inexpensive source of funding available through FHLB to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The level of the borrowings increased substantially during the last twelve months and averaged $10,083,159 more during the first half of 1996 than during the same period of 1995. The increase in the average balance of advances resulted in an increase in interest expense of $253,315 even though the average interest rate decreased from 5.24% to 5.12%.

PROVISION FOR CREDIT LOSSES
No provision for credit losses was made during the six months ended June 30, 1996 due to management's assessment that additions were not required.

NET INTEREST INCOME
Net interest income increased from $1,169,862 for the six month period ended June 30, 1995 to $1,192,510 for the same period of
1996. This increase was primarily due to an increase of $7,945,741 in the average balance of interest-earning assets which more than offset a decrease in the interest rate spread from 2.89% to 2.69%.

NON-INTEREST INCOME
Non-interest income decreased $7,170 during the first half of 1996 when compared to the first half of 1995. Gain on the sale of loans decreased $939 due to a decrease in the volume of loans originated and sold. Service charges on deposits decreased $1,991 mainly due to fewer overdraft charges being assessed and collected. During the previous year, shares in a mutual fund were redeemed at a gain of $508 whereas during the current year the shares were redeemed at a $1,593 loss.

NON-INTEREST EXPENSE
Overall, non-interest expense increased $6,851 during the first six months of 1996. Compensation and benefits decreased by $5,513 due to a decrease in the costs of the Bank's group medical plan of $3,785 and small decreases in employee pension plans. Occupancy and equipment expense and federal insurance premium expense remained at approximately the same level as the previous year. Other expenses increased $11,773 and was primarily caused by payments for consulting fees in connection with analysis of
the   Bank's  current  balance  sheet  and  legal and
professional  fees.

INCOME TAXES
The change in income tax is primarily the result of a change in net earnings before taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision regulations. This requirement, which may vary from time to time, depends upon, among other things, economic conditions and the amount of cash flows needed for operations and is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity averaged 27.10% during the second quarter of 1996. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, sales and maturities of investments and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in short-term time deposits which provide liquidity to meet lending requirements. Interest-bearing deposits at June 30, 1996 amounted to $668,764. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:

                                             6 Months Ended
                                                June 30,
                                             (in thousands)
                                             1996      1995
                                             _______________
Cash and cash equivalents at beginning of yr $  909   $1,465
                                             ______    _____
OPERATING ACTIVITIES:
Net Income                                      342      345
  Adjustments to reconcile net income to net
  cash provided by operation activities          11      113
                                             ______    ______
Net cash provided by operating activities       353      458
Net cash provided (used) by investing
 activities                                 (11,587)    (792)
Net cash provided (used) by financing
 activities                                  11,612    3,103
                                             ______    ______
Net increase (decrease) in cash
 and cash equivalents                           378    2,769
                                             ______    ______
Cash and cash equivalents at end of period   $1,287    $4,234
                                             ======    ======

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as Federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds.

The Bank anticipates it will have sufficient funds available to meet its current loan commitments. At June 30, 1996, the Bank had outstanding commitments of $4,290,602. Certificates of deposit scheduled to mature in one year or less at June 30, 1996 totaled $23,737,667. Based on past experience, management believes that a substantial portion of such deposits will remain with the Bank.

The  following  table sets forth the Bank's capital  position  at
June   30,   1996,   as   compared  to  the  minimum   regulatory
requirements:

                                                  Percent Of
                                                   Adjusted
                                   Amount           Assets
                                   (dollars in thousands)
                                   ________________________
TANGIBLE CAPITAL:
     Required                      $   1,145        1.50%
     Actual                           10,990       14.40%
                                   _________      ________
     Excess                        $   9,845       12.90%
                                   =========      ========

CORE CAPITAL:
     Required                      $   2,289        3.00%
     Actual                           10,990       14.40%
                                   _________      ________
     Excess                        $   8,701       11.40%
                                   =========      ========

RISK BASED CAPITAL:
     Required                      $   2,293        8.00%
     Actual                           11,349       39.59%
                                   _________      ________
     Excess                        $   9,056       31.59%
                                   =========      ========


IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


DISPARITY IN INSURANCE PREMIUMS AND SPECIAL ASSESSMENT

Federal law requires that the FDIC maintain the reserve level of the SAIF and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. Reserves are funded through payments by insured institutions of insurance premiums. On September 30, 1995, due to the BIF reaching the required reserve level, the FDIC reduced the insurance premiums for members of BIF to a range of between 0.04% and 0.31% of deposits while maintaining the current range of between 0.23% and 0.31% of deposits for members of SAIF. Effective January 1, 1996 a vast majority of the BIF members are required to pay a maximum of $2,000 in annual deposit insurance premiums. The FDIC is required to set insurance premiums independently for members of BIF and SAIF.

A disparity in insurance premiums between those required for SAIF members, such as the Bank, and BIF members could allow BIF members to attract and retain deposits at a lower effective cost than that of SAIF members. In the event BIF members in the Bank's market area, as a result of the reduction in insurance premiums, increase the interest rates paid on deposits, competitive pressure would be put on the Bank to raise the interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income. An increase in interest expense would also impair the Bank's ability to maintain low operating costs. This competitive disadvantage could result in the Bank losing deposits to BIF members who have a lower cost of funds and are, therefore, able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher costs than those of deposits, resulting in lower net yields on loans originated using such funds.

Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have recently been proposed by the U.S. Congress, federal regulators, certain industry lobbyists and the executive branch of the United States Government. One plan that has gained support of several sponsors would require all SAIF member institutions, including the Bank, to pay a one-time fee of approximately 0.85% ($0.85 for every $100 of deposits) on the amount of deposits held by the member institution to recapitalize the SAIF. If this proposal is enacted by Congress, the effect would be to immediately reduce the capital of SAIF-member institutions by the amount of the fee, and such amount would be immediately charged to earnings, unless the institutions are permitted to, and choose to, amortize the expense of the fee over a period of years. If an 85 basis point (0.85%) assessment was effected, based on deposits as of December 31, 1995, the Bank's pro rate share would amount to $249,305 after taxes. If the Bank is required to pay the proposed special assessment, future deposit insurance premiums are expected to be reduced from 0.23% to approximately 0.06%. Based upon the Bank's deposits as of December 31, 1995, the Bank's deposit insurance expense would decrease by approximately $75,547 per year after taxes. Management of the Bank is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level comparable to that of BIF premiums.


RECAPTURE OF BAD DEBT RESERVE

On August 2, 1996, both the U.S. House of Representatives and the U.S. Senate passed the Small Business Job Protection Act of 1996. This bill will, if signed by the President, among other things, equalize the taxation of thrifts and banks. Previously, thrifts had been able to deduct a portion of their bad-debt reserves set aside to cover potential loan losses ("bad-debt reserves"). Furthermore, the bill will repeal current law mandating recapture of thrifts' bad debt reserves if they convert to banks. Bad debt reserves set aside through 1987 will not be taxed, however, any reserves taken since January 1, 1988 will be taxed over a six year period beginning in 1997. Institutions can delay these taxes for two years if they meet a residential-lending test. The Bank has $226,000 of post 1987 bad-debt reserves subject to taxation. Any recapture of the Bank's bad-debt reserves will have an adverse effect on net income.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1996. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.   Changes in Securities
Not Applicable.

Item 3.   Defaults Upon Senior Securities
Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders The annual meeting of stockholders of the Company was held on April 24, 1996. The following directors were elected to serve terms of three years ending in 1999: Carl F. Rupp and David C. Kellam. Also, Dalby, Wendland and Co., P.C. was ratified as the Company's independent auditors for the fiscal year ending December 31, 1996.

Item 5.   Other Information
Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
(a)  Exhibits
Exhibit 11: Statement regarding computation of earnings per share.
Exhibit 27:  Article Financial Data Schedule

(b)  Reports on Form 8-K
On June 7, 1996 the Company filed an 8-K with the SEC announcing the completion of its stock repurchase program. The Company repurchased 32,039 or 5% of its outstanding common stock over an eight week period in six open market transactions.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date: August 8, 1996   Robert L. Savage
                       President and Chief Executive Officer

Date: August 8, 1996   Tommy A. Gardner
                       Vice President and Chief Financial Officer