Form 10QSB
period 1996-09-30
TRI COUNTY BANCORP INC
filed 1996-11-14
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 1996

Commission file number:  0-22220

Name of Small Business Issuer:     TRI-COUNTY BANCORP, INC.


State of Incorporation or Organization:     WYOMING

I.R.S. Employer Identification No.:     83-0304855

Address of Offices:     2201 MAIN STREET, TORRINGTON, WY   82240

Issuer's Telephone Number, Including Area Code:    (307)532-2111

Check whether the issuer:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     Yes:  X      No:

The number of shares outstanding of each of the issuer's classes of common stock as of November 12, 1996.

Class:    $.10 par value common stock
Outstanding:     608,749 shares

Transitional Small Business Disclosure Format (check one): Yes:       No:  X

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Statements of FinancialCondition as of
September 30, 1996 (unaudited) and December 31, 1995

Condensed Consolidated Statements of Operations for the
Three Months and Nine Months Ended September 30, 1996 and
1995 (unaudited)

Condensed Consolidated Statements of Stockholder's Equity for the Nine Months Ended September 30, 1996 (unaudited)

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 1996 and 1995 (unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis or Plan of Operation


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Default Upon Senior Securities

Item 4.   Submissions of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES


PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS                                 September 30,        December 31,
                                           1996                  1995
                                        (unaudited)
Cash                                    $    909,130        $   350,964
Interest earning deposits at other
  financial institutions                     196,696            557,768
Securities available-for-sale, at
  fair value                              30,462,347         19,256,695
Securities held-to-maturity, market
  value of $11,925,251 (1996) and
  $18,583,902 (1995)                      11,741,725         18,263,560
Loans receivable, net                     34,350,283         25,513,700
Loans held for resale                        181,974             84,929
Office property and equipment, net           923,722            961,627
Prepaid expenses and other assets            708,662            776,842
                                          ----------         ----------
Total Assets                             $79,474,539        $65,766,085
                                          ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                          $   321,226        $    95,320
Savings and NOW deposits                  11,372,684         11,052,595
Time deposits                             33,179,234         33,435,384
                                          ----------         ----------
Total Deposits                            44,873,144         44,583,299

Advances from Federal Home Loan Bank      20,954,742          7,000,000
Advances by borrowers for taxes and
  insurance                                  152,048            116,371
Accounts payable and accrued expenses        512,131            144,077
Deferred income taxes                        312,296            425,914
                                          ----------         ----------
Total Liabilities                         66,804,361         52,269,661
                                          ----------         ----------
Stockholders' Equity
  Preferred stock, $.10 par value,
   5,000,000 shares authorized, none
   issued                                          0                  0
  Common stock, 10,000,000 shares of
   $.10 par value authorized, 608,749
   (1996) and 640,788 (1995) shares
   issued and outstanding                     74,750             74,750
  Additional paid-in capital               7,017,644          6,983,901
  Retained earnings-substantially
   restricted                              8,129,516          8,125,865
  Unearned compensation relating to
   Management Stock Bonus Plan and ESOP     (543,875)          (627,900)
  Unrealized gain/(loss) on securities
   available-for-sale, net of tax             37,457            398,026
  Treasury stock, 138,751(1996) and
   106,712 (1995) shares, at cost         (2,045,314)        (1,458,218)
                                          ----------         ----------
Total Stockholders' Equity                12,670,178         13,496,424
                                          ----------         ----------
Total Liabilities and Stockholders'
Equity                                   $79,474,539        $65,766,085
                                          ==========         ==========
                                    -1-

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                  1996          1995     1996         1995
Interest Income
  Loans                          $ 700,633   $ 512,781   $1,904,453 $1,559,826
  Securities available-for-sale    488,185     296,747    1,335,682    885,728
  Securities held-to-maturity      215,239     317,176      743,058    885,008
  Other interest earning assets      5,613      29,804       20,334    104,786
                                 ---------   ---------    ---------  ---------
  Total Interest Income          1,409,670   1,156,508    4,003,527  3,435,348
                                 ---------   ---------    ---------  ---------
Interest Expense
  Deposits                         511,461     530,205    1,560,784  1,543,187
  Advances and other borrowings    274,922      77,481      626,945    173,189
                                 ---------   ---------    ---------  ---------
  Total Interest Expense           786,383     607,686    2,187,729  1,716,376
                                 ---------   ---------    ---------  ---------
  Net Interest Income              623,287     548,822    1,815,798  1,178,972
                                 ---------   ---------    ---------  ---------
Provision for credit losses             _        1,103           _       1,391
                                 ---------   ---------    ---------  ---------
  Net Interest Income After
   Provision for Credit Losses     623,287     547,719    1,815,798  1,717,581
                                 ---------   ---------    ---------  ---------
Non-interest Income
  Gain on sale of loans              2,678       3,817       19,765     21,844
  Gain (loss) on sale of
   available-for-sale investments       _          879       (1,593)     1,387
  Service charges on deposits       25,821      25,212       73,019     77,666
  Other, net                         9,842      11,017       24,352     24,401
                                 ---------   ---------    ---------  ---------
  Total Non-interest Income         38,341      40,925      115,543    125,298
                                 ---------   ---------    ---------  ---------
Non-interest expense
  Compensation and benefits        181,648     182,169      535,285    541,319
  Occupancy and equipment           72,609      67,488      217,010    210,347
  Federal deposit insurance
   premium                          26,238      27,701       77,481     79,895
  SAIF Capitalization - special
   assessment                      304,606          _       304,606         _
  Other, net                        73,647      93,707      288,527    296,814
                                 ---------   ---------    ---------  ---------
  Total Non-interest Expense       658,748     371,065    1,422,909  1,128,375
                                 ---------   ---------    ---------  ---------
  Earnings Before Income Taxes       2,880     217,579      508,432    714,504
Income taxes                        29,200      72,800      192,400    225,100
                                 ---------   ---------    ---------  ---------
  Net Earnings(Loss)              $(26,320)   $144,779   $  316,032 $  489,404
                                 =========   =========    =========  =========
Earnings Per Common Share -
  Primary                           $(0.04)     $ 0.23       $ 0.53     $ 0.77
                                    ======      ======       ======     ======
Cash Dividends Paid Per Common
  Share                             $ 0.25      $ 0.20       $ 0.50     $ 0.37
                                    ======      ======       ======     ======

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 1996 (unaudited)

                                                              Employee
                                                                Stock
                              Common    Paid-in    Retained   Ownership
                              Stock     Capital    Earnings      Plan

BALANCE - December 31, 1995  $74,750  $6,983,901  $8,125,866  $(463,450)
  Net earnings                     _           _     316,032          _
  Repayment of ESOP debt           _           _           _     37,375
  Allocation of ESOP shares        _      33,743           _          _
  Amortization of deferred
   compensation                    _           _           _          _
  Change in unrealized gain
   on securities available-
   for-sale, net of tax            _           _           _           _
  Dividends paid                   _           _    (312,382)          _
  Treasury stock purchased         _           _           _           _
                             -------   ---------   ---------   ---------
BALANCE - September 30, 1996 $74,750  $7,017,644  $8,129,516   $(426,075)
                             =======   =========   =========    ========

                                        Unrealized
                                          Gain on
                               MSBP      Securities
                             Unearned   Available-    Treasury
                           Compensation  for-sale       Stock        Total

BALANCE - December 31, 1995  $(164,450)  $398,026   $(1,458,218)  $13,496,425
  Net earnings                       _          _             _       316,032
  Repayment of ESOP debt             _          _             _        37,375
  Allocation of ESOP shares          _          _             _        33,743
  Amortization of deferred
   compensation                 46,650          _             _        46,650
  Change in unrealized gain
   on securities available-
   for-sale, net of tax              _   (360,569)            _      (360,569)
  Dividends paid                     _          _             _      (312,382)
  Treasury stock purchased           _          _      (587,096)     (587,096)
                              --------   --------     ---------    ----------
BALANCE - September 30, 1996 $(117,800)   $37,457   $(2,045,314)  $12,670,178
                              ========   ========     =========    ==========

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                         1996         1995

Net Cash Provided by Operations                     $   606,288   $  488,784

Net Investing Activities
  Principal payments received on held-to-maturity
   securities                                         6,519,699    1,639,834
  Purchase of held-to-maturity securities                    _    (4,993,059)
  Purchase of available-for-sale securities         (12,683,184)  (5,833,981)
  Sale of available-for-sale securities                 200,000    5,459,431
  Principal payments received on available-for-
   sale securities                                      815,218      164,561
  Net decrease (increase) in loans                      237,138      438,860
  Purchase of loans                                  (9,073,721)    (866,150)
  Proceeds from sale of real estate owned               206,559       16,204
  Investment in property and equipment and
   real estate owned                                    (49,063)    (212,921)
                                                     ----------    ---------
  Net Cash Used By Investing Activities             (13,827,354)  (4,187,221)

Financing Activities
  Net increase(decrease) in deposits                    289,846     (796,602)
  Net increase(decrease) in advances
   from borrowers for taxes and insurance                35,677      146,102
  FHLB borrowings                                    36,467,000    4,500,000
  Repayment of FHLB advance                         (22,512,257)    (500,000)
  Payments received from ESOP                            37,375       41,013
  Treasury stock purchased                             (587,097)    (495,182)
  Cash dividends paid                                  (312,384)    (242,847)
                                                     ----------   ----------
  Net Cash Provided By Financing Activities          13,418,160    2,652,484
                                                     ----------   ----------
  Increase (Decrease) in Cash and Cash Equivalents      197,094   (1,045,953)

Cash and cash equivalents - beginning of period         908,731    1,465,494
                                                     ----------   ----------
Cash and cash equivalents - end of period           $ 1,105,825  $   419,541
                                                     ==========   ==========

Supplemental Disclosures
  Cash paid for:
       Interest                                     $ 2,122,443  $ 1,689,927
       Income taxes                                     238,600      205,500

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996 (unaudited)

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

The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996 or any other period.

See Notes 2, 3 and 4.

NOTE 2 - EARNINGS PER SHARE

Earnings per share for the three months and nine months ended September 30, 1996 and 1995, are computed on a primary basis. Primary earnings per share is computed using the weighted average number of common shares outstanding, net of unallocated ESOP shares and the potentially dilutive effect of stock options. See Exhibit 11.


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

Investment and mortgage-backed securities designated as available-for-sale are stated at estimated market value. Unrealized gains and losses are aggregated and reported as a separate component of equity capital, net of deferred taxes. These securities are acquired with the intent to hold them to maturity, but they are available for disposal in the event of unforeseen liquidity needs.
                                    -5-

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1995, the Bank adopted FASB Statement Nos. 114, "Accounting by Creditors for Impairment of a Loan" and 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The provision of these statements is applicable to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value. Additionally, such provisions apply to all loans that are renegotiated in troubled debt restructurings involving a modification of terms.

Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, except that loans renegotiated as part of a troubled debt restructuring subsequent to the adoption of Statement Nos. 114 and 118 must be measured for impairment by discounting the total expected cash flow under the renegotiated terms at each loan's original effective interest rate.

A loan evaluated for impairment pursuant to Statement No. 114 is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant payment delay, which is defined by the Bank as up to ninety days, will not cause a loan to be classified as impaired. A loan is not impaired during the period of delay in payment if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes.

The adoption of Statement Nos. 114 and 118 did not have a material adverse impact on financial conditions or operations. Payment received on impaired loans are applied first to interest receivable and then to principal.

PART I - FINANCIAL INFORMATION
Item 2 - Management's Discussion and Analysis or Plan of Operation

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

CHANGES IN FINANCIAL CONDITION
ASSETS
The total assets of the Bank increased by $13,708,454 or 20.84% during the first nine months of 1996.

Securities available-for-sale increased by $11,205,652 during the first nine months of 1996. Beginning in the fourth quarter of 1994, the Bank began taking advantage of a relatively inexpensive source of funding available through the Federal Home Loan Bank of Seattle (FHLB) to purchase financial instruments with a slightly higher yield than the rate charged by FHLB on the advances. During the nine months ended September 30, 1996, securities available-for-sale totaling $11,214,621 were purchased with funds borrowed from FHLB. Also, callable FHLB notes totaling $4,000,000 were called by the agency. These securities had been classified held-to-maturity and the Bank used $3,000,000 of the proceeds to purchase similar securities which were classified available-for-sale. The purchase of additional securities was partially offset by principal payments and prepayments of $815,218 on mortgage-backed securities and an overall decrease in the market value of the securities of $522,447.

Securities held-to-maturity decreased by $6,521,835 during the first nine months of 1996. As previously discussed, held-to-maturity agency securities were called on January 25th, February 2nd and February 20th, in the amounts of $1,000,000, $2,000,000 and $1,000,000, respectively, and the proceeds were used to purchase securities classified available-for-sale. Another agency security with a face value of $1,000,000 matured and was replaced by a security classified as available-for-sale. The remaining decrease was the result of the principal payments and prepayments on the Bank's portfolio of mortgage-backed securities.

Loans receivable increased $8,836,583 or 34.63% during the first nine months of 1996. During this period, the Bank originated or purchased for portfolio residential mortgage loans totaling $8,833,765, non-residential mortgage loans totaling $3,316,105, consumer loans totaling $1,091,274, a short-term commercial loan in the amount of $500,000 and other commercial loans totaling $267,370. By the end of the period, the Bank had received full repayment of the short-term commercial loan and repayments totaling $4,607,737 on other loans. Of the total residential and non-residential mortgage loans originated and purchased in the first three quarters, $7,983,069 were adjustable rate and $4,166,801 were fixed rate mortgages. Because of a lack of demand for certain types of loans in the Bank's primary lending area, purchased loans amounted to 63.66% of all new loan activity during this period. The majority of purchased loans are residential real estate loans in Colorado mountain resort communities and non-residential real estate loans in western New Mexico. Purchased loans are subjected to the same underwriting standards and loan terms as those originated by the Bank for its portfolio.

LIABILITIES
Deposit balances increased by $289,845 during the first nine months of 1996. The overall increase in deposit balances consisted of increases in non-interest bearing demand deposits of $225,9063, and savings and NOW deposits of $320,089, and a decrease in time deposits of $256,150.

Advances from FHLB increased by $13,954,742 during the first nine months of 1996. As previously discussed, advances totaling $8,300,000 were used to purchase securities classified as available-for-sale. These advances have a term of approximately one year and were used to purchase adjustable rate mortgage-backed securities and shares in a mutual fund whose investments are mortgage-related securities. The Bank was able to lock in a positive spread over the initial term of the advances and will make a decision whether to renew the advance and hold the securities or sell the securities and payoff the advance on or near the maturity date. The Bank also borrowed $1,267,000 from FHLB under the Community Investment Program (CIP) to fund commercial real estate loans in Wheatland, Wyoming and Breckenridge, Colorado. Other borrowings from FHLB were used to fund the origination or purchase of portfolio mortgage loans and were for terms of less than one year.

The increase in accounts payable and accrued expenses was primarily the result of legislation passed in the third quarter to recapitalize the Savings Association Insurance Fund (SAIF). This one-time special assessment of 65.7 cents for every $100 of deposits resulted in the accrual of expenses of $304,606 to be paid by the Bank on November 27, 1996.

The decrease of $113,618 in deferred income taxes was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available-for-sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities decreased by $522,447 during the period which resulted in a decrease in deferred income taxes. Also, passage of the Small Business Protection Act of 1996 abolished the percentage of taxable income method of computing the bad debt deduction which was previously available to many savings banks. The effect of this tax law change was to increase the effective tax rate used to compute the deferred tax liability from 31.28% to 34% which required an addition to the deferred income tax account of $26,000 in the third quarter.

STOCKHOLDERS'  EQUITY
Additional paid-in capital increased by $33,743 because of the application of current accounting standards, which requires charging expense for the fair value of shares committed to be released by an Employee Stock Ownership Plan and crediting the difference between the fair value and the cost of the shares to paid-in capital.

Retained earnings increased $3,651 as a result of net earnings of $316,032 for the first nine months of the year, less dividends of $0.50 per share paid in 1996 which totaled $312,381.

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified available-for-sale to be shown as a separate component of stockholders' equity in an amount which is net of deferred income taxes. The market value of securities classified as available-for-sale decreased during the first nine months of the year which resulted in a decrease, net of deferred income tax, of $360,569 in stockholders' equity.

In March of 1996, the Bank received permission from the Office of Thrift Supervision (OTS) to repurchase up to 32,039 shares (5%) of its outstanding Common Stock in the open market. At September 30, 1996, the Bank had repurchased 32,039 shares at a total cost of $587,096 or an average purchase price of $18.32 per share.

NON-PERFORMING ASSETS
Non-performing assets totaled $52,149 or 0.07% of total assets at September 30, 1996 compared to $223,621 or 0.34% at December 31, 1995. The decrease in non-performing assets was the result of the sale of real estate owned which left the Bank with two real estate loans on a non-accrual status as its only non-performing assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
INTEREST INCOME
Interest income from loans increased $187,852 during the third quarter of 1996 when compared to the same period of 1995. The increase was the result of an increase in the average balance of loans outstanding which was $9,207,345 higher in 1996 than in 1995. The increase in the average balance of loans more than offset a slight decrease in the average yield on the portfolio from 8.24% to 8.22%.

The increase in interest income from securities available-for-sale of $191,438 was the result of an increase of $11,923,654 in the average balance of securities held during the third quarter of 1996 when compared to the same period of 1995. The increase in the average balance of securities more than offset a decrease in yield on those securities from 6.70% to 6.59% . See also "Changes in Financial Condition - Assets."

Interest income from held-to-maturity securities decreased $101,937 during the third quarter of 1996 when compared to the same period of 1995. The decrease was the result of a $6,120,789 decrease in the average balance of the securities held which more than offset the increase in the yield from 7.06% to 7.26%. See also "Changes in Financial Condition - Assets."

The decrease in income from other interest-earning assets of $24,191 was caused mainly by a decrease in the average balance of these assets of $1,476,987. This category of assets consists primarily of interest-earning demand and time deposits held at FHLB.

INTEREST EXPENSE
Interest expense on deposits decreased by $18,744 during the third quarter of 1996 when compared to the third quarter of 1995. The decrease in the cost of deposits was caused by a decrease in the average rate paid on deposits from 4.72% to 4.58% and a decrease of $265,741 in the average balance of deposits. As previously discussed, beginning in the fourth quarter of 1994, the Bank began taking advantage of a relatively inexpensive source of funding available through FHLB to purchase financial instruments that yield a slightly higher
                                    -9-

return than the rate charged on the advances. The level of these borrowings increased substantially during the last twelve months which resulted in an increase of $197,441 in interest expense even though the average rate on advances decreased from 6.24% to 5.49%.

PROVISION FOR CREDIT LOSSES
No provision for credit losses was made during the three months ended September 30, 1996 due to management's assessment that additions were not required.

NET INTEREST INCOME
Net interest income increased from $548,822 for the three month period ended September 30, 1995 to $623,287 for the same period of 1996. This increase of $74,465 was due to an increase of $13,534,369 in the average balance of interest-earning assets form 1995 to 1996 offset by an increase in interest-bearing liabilities. The interest rate spread between interest-earning assets and interest-bearing liabilities remained approximately the same at 2.60%.

NON-INTEREST INCOME
Non-interest income decreased $2,584 during the third quarter of 1996 when compared to the third quarter of 1995. Gain on the sale of loans decreased by $1,139 due to a decrease in the amount of loans originated and sold in the current quarter. During the previous year, shares in a mutual fund were redeemed at a gain of $879 whereas there were no gains in the current year.

NON-INTEREST EXPENSE
Non-interest expense increased $287,683 during the third quarter of 1996 when compared to the same period of 1995. While compensation and benefits remained unchanged, occupancy and equipment expenses increased $5,121 with the largest increases in data processing and telephone expenses. As previously stated, legislation was passed in the third quarter of 1996 which provided for the recapitalization of the SAIF insurance fund via a one-time special assessment in the amount of 65.7 cents for every $100 in deposits as of March 31, 1995. This special assessment totaled $304,606 and was charged to expense in the current quarter. Pursuant to the above-mentioned legislation, the Bank will pay, in addition to its normal deposit insurance premium as a member of SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Based on total deposits as of September 30, 1996, had the legislation been in effect, the Bank's Fico Bond premium would have been approximately $7,180 in addition to its normal deposit insurance premium. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The legislation also provides for the merger of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

Other expenses decreased $20,060 and was primarily caused by the receipt of rents on a mini-warehouse property held as real estate owned. The receipt of the rents from the court appointed trustee exceeded the expenses of caring for the property and collecting the monthly rents during the foreclosure proceedings by $17,975. See also "Changes in Financial Condition - Liabilities."

INCOME TAXES
The change in income tax is primarily the result of a change in net earnings before taxes. However, passage of the Small Business Protection Act of 1996
                                   -10-

abolished the percentage of taxable income method of computing the bad debtdeduction which was previously available to many savings banks. The effect of this tax law change was to increase the effective tax rate used to compute the deferred tax liability from 31.28% to 34% which required an addition to the deferred income tax account of $26,000 in the third quarter. See also "Changes in Financial Condition - Liabilities."

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
INTEREST INCOME
Interest income from loans increased $344,627 during the first nine months of 1996 when compared to the same period of 1995. The increase was the result of an increase in the average balance of loans outstanding during the period which was $5,439,852 higher in 1996 than in 1995. Also, the average yield on the portfolio increased from 8.22% to 8.27%.

The increase in interest income from securities available-for-sale of $449,954 was the result of an increase of $9,927,963 in the average balance of securities held when compared to the same period of 1995 which more than offset the decrease in the yield from 6.58% to 6.39%. See also "Changes in Financial Condition - Assets."

Interest income from held-to-maturity securities decreased by $141,950 during the first nine months of 1996 when compared to the same period of 1995. The decrease was the result of a $3,099,456 decrease in the average balance of the securities held which more than offset the increase in yield from 7.15% to 7.39%. See also "Changes in Financial Condition - Assets."

The decrease in income from other interest-earning assets was caused mainly by a decrease in the average balance of these assets of $1,942,941. This category of assets consists primarily of interest-earning demand and time deposits held at FHLB.

INTEREST EXPENSE
Interest expense on deposits increased $17,597 during the first nine months of 1996 when compared to the first nine months of 1995. The increase in the cost of deposits was caused by an increase in the average rate paid on deposits. The average interest rate paid on time certificates was decreasing during the first nine months of 1996 but was higher, on average, than the average rate paid on new and renewing certificates during the first nine months of 1995.

As previously discussed, beginning in the fourth quarter of 1994, the Bank began taking advantage of a relatively inexpensive source of funding available through FHLB to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The level of the borrowings increased substantially during the last twelve months and averaged $11,731,456 more during the first nine months of 1996 than during the same period of 1995. The increase in the average balance of advances resulted in an increase in interest expense of $453,756 even though the average interest rate decreased from 5.61% to 5.28%.

PROVISION FOR CREDIT LOSSES
No provision for credit losses was made during the nine months ended September 30, 1996 due to management's assessment that additions were not required.

NET INTEREST INCOME
Net interest income increased from $1,718,972 for the nine month period ended September 30, 1995 to $1,815,798 for the same period of 1996. This increase of $96,826 was due to an increase of $10,325,369 in the average balance of interest-earning assets from 1995 to 1996 which earned at the net interest rate spread of 2.59% which more than offset a net increase of $792,321 in the average balance of interest bearing liabilities over interest earning assets and a decrease in the interest rate spread from 2.79% to 2.59%.
                                  -11-

NON-INTEREST INCOME
Non-interest income decreased $9,755 during the first nine months of 1996 when compared to the first nine months of 1995. Gain on the sale of loans decreased $2,079 due to a decrease in the volume of loans originated and sold. During the previous year, shares in a mutual fund were redeemed at a gain of $1,387 whereas during the current year the shares were redeemed at a $1,593 loss. Service charges on deposits decreased $4,647 mainly due to fewer overdraft charges being assessed and collected.

NON-INTEREST EXPENSE
Overall, non-interest expense increased $294,534 during the first nine months of 1996. Compensation and benefits decreased by $6,034 due mainly to a decrease in the costs of the Bank's employee pension plans. During 1995, the Bank incurred additional pension expenses while terminating a defined benefit pension plan. Occupancy and equipment expense increased $6,663 or 3.17% due to increases in data processing, telephone and maintenance agreement expenses. Federal deposit insurance premium expense remained at approximately the same level as the previous year. As previously stated, legislation was passed in the third quarter of 1996 which provided for the recapitalization of the SAIF insurance fund via a one-time special assessment in the amount of 65.7 cents for every $100 in deposits as of March 31, 1995. This special assessment totaled $304,606 and was charged to expense in the current quarter. Other expenses increased $11,773 and was primarily caused by payments for consulting fees in connection with analysis of the Bank's current balance sheet and legal and professional fees.

INCOME TAXES
The change in income tax is primarily the result of a change in net earnings before taxes. Additionally, passage of the Small Business Protection Act of 1996 abolished the percentage of taxable income method of computing the bad debt deduction which was previously available to many savings banks. The effect of this tax law change was to increase the effective tax rate used to compute the deferred tax liability from 31.28% to 34% which required an addition to the deferred income tax account of $26,000 in the third quarter. See also "Changes in Financial Condition - Liabilities."

LIQUIDITY AND CAPITAL RESOURCES
The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision regulations. This requirement, which may vary from time to time, depends upon, among other things, economic conditions and the amount of cash flows needed for operations and is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity averaged 27.38% during the third quarter of 1996. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, sales and maturities of investments and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in short-term time deposits which provide liquidity to meet lending requirements. Interest-bearing deposits at September 30, 1996 amounted to $196,696. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:

                                   -12-

                                                   9 Months Ended
                                                    September 30,
                                                   (in thousands)
                                                   1996      1995

Cash and cash equivalents at beginning of year   $  909    $1,465
                                                  -----     -----
OPERATING ACTIVITIES:
Net Income                                          316       489
  Adjustments to reconcile net income to net
   cash provided by operation activities            290         _
                                                  -----     -----
Net cash provided by operating activities           606       489

Net cash provided(used) by investing activities (13,827)   (4,187)

Net cash provided(used) by financing activities  13,418     2,653
                                                 ------     -----
Net increase (decrease) in cash and cash
  equivalents                                       197    (1,045)
                                                 ------     -----
Cash and cash equivalents at end of period     $  1,106    $  420
                                                 ======     =====

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as Federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds.

The Bank anticipates it will have sufficient funds available to meet its current loan commitments. At September 30, 1996, the Bank had outstanding commitments of $1,417,223. Certificates of deposit scheduled to mature in one year or less at September 30, 1996 totaled $26,695,803. Based on past experience, management believes that a substantial portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at September 30, 1996, as compared to the minimum regulatory requirements:

                                                       Percent Of
                                                        Adjusted
                               Amount                    Assets
                              (Dollars in thousands)
TANGIBLE CAPITAL:
  Required                     $  1,178                   1.50%
  Actual                         10,480                  13.35%
                                -------                  ------
    Excess                     $  9,302                  11.85%
                                =======                  ======
CORE CAPITAL:
  Required                     $  2,355                   3.00%
  Actual                         10,480                  13.35%
                                -------                  ------
    Excess                     $  8,125                  10.35%
                                =======                  ======
RISK BASED CAPITAL:
  Required                     $  2,472                   8.00%
  Actual                         10,866                  35.16%
                                -------                  ------
    Excess                     $  8,394                  27.16%
                                =======                  ======
                                   -13-

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

RECAPTURE OF BAD DEBT RESERVE
On August 2, 1996, both the U.S. House of Representatives and the U.S. Senate passed the Small Business Job Protection Act of 1996. This bill, among other things, equalized the taxation of thrifts and banks. Previously, thrifts had been able to deduct a portion of their bad-debt reserves set aside to cover potential loan losses ("bad-debt reserves"). Furthermore, the bill repealed current law mandating recapture of thrifts' bad debt reserves if they convert to banks. Bad debt reserves set aside through 1987 will not be taxed, however, any reserves taken since January 1, 1988 will be taxed over a six year period beginning in 1997. Institutions can delay these taxes for two years if they meet a residential-lending test. The Bank does not believe it has any excess reserves subject to recapture.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at September 30, 1996. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2.   Changes in Securities

          Not Applicable.


Item 3.   Defaults Upon Senior Securities

          Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable.


Item 5.   Other Information

          Not Applicable.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               Exhibit 11 - Statement regarding computation of earnings per share.

          (b)  Reports on Form 8-K
               None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date:     November 12,  1996       /s/ Robert L. Savage
                                   President and Chief Executive Officer


Date:     November 12, 1996        /s/ Tommy A. Gardner
                                   Vice President and Chief Financial Officer