Form 10QSB/A
period 1996-06-30
TRI COUNTY BANCORP INC
filed 1996-12-05
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB/A

Quarterly Report Pursuant to Section 10 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:    June 30, 1996

Commission file number:       0-22220


                        TRI-COUNTY BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter.)


     Wyoming                                 83-0304855
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)


2201 Main Street, Torrington, Wyoming                   82240
------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


(307)532-2111
------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 10 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes[X]    No[ ]

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practical date:

Common Stock, $.10 par value - 608,749 shares as of August 1,1996.

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

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                June 30,       Dec 31,
                                                1996           1995
                                                ____________   ___________
ASSETS

Cash                                            $   618,041    $   350,964
Interest earning deposits at other
     financial institions                           668,764        557,768
Securities
     Available-for-sale at fair value            29,627,586     19,256,695
     Held-to-maturity, market value
     of $13,431,924(1996) and
     $18,583,902(1995)                           13,287,199     18,263,560
Loans receivable, net                            31,168,205     25,513,700
Loans held for resale                               184,570         84,929
Office property and equipment, net                  936,484        961,627
Prepaid expenses and other assets                   724,663        776,842
                                                ____________    ___________
                       Total Assets             $77,215,512    $65,766,085
                                                ============    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Demand deposits                                 $   351,879    $    95,320
Savings and NOW deposits                         11,543,517     11,052,595
Time deposits                                    33,558,895     33,435,384
                                                ____________   ____________
                  Total Deposits                 45,454,291     44,583,299

Advances from FHLB                               18,449,617      7,000,000
Advances by borrowers for taxes and insurance       125,774        116,371
Accounts payable and accrued expenses               188,296        144,077
Deferred income taxes                               247,329        425,914
                                                ____________   ____________
     Total Liabilities                          $64,465,307    $52,269,661
                                                ____________   ____________

Stockholders' Equity
  Preferred stock, $.10 par value, 5,000,000
   shares authorized, none issued
  Common stock, 10,000,000 shares of $.10 par
   value authorized, 608,749 (1996) & 640,788
   (1995) shares issued & outstanding                74,750         74,750
  Additional paid in capital                      7,005,684      6,983,901
  Retained earnings - substantially restricted    8,308,020      8,125,865
  Unearned compensation relating to MSBP & ESOP    (566,075)      (627,900)
  Unrealized gain/(loss) on securities
   available-for-sale, net of tax                   (26,860)       398,026
  Treasury stock, 138,751 (1996) and 106,712
   (1995) shares, at cost                        (2,045,314)    (1,458,218)
                                                ____________   ____________
     Total Stockholders' Equity                  12,750,205     13,496,424
                                                ____________   ____________
     Total Liabilities & Stockholders' Equity   $77,215,512    $65,766,085
                                                ============   ============

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                 Three Months Ended        Six Months Ended
                                     June 30,                    June 30,
                                   1996        1995        1996        1995
Interest Income
  Loans                         $  625,800  $  520,510  $1,203,820  $1,047,045
  Securities available-for-sale    465,087     305,283     847,496     558,981
  Securities held-to-maturity      246,625     288,334     527,820     567,832
  Other interest earning assets      4,776      51,381      14,721      74,982
                                 ---------   ---------   ---------   ---------
  Total Interest Income          1,342,288   1,165,508   2,593,857   2,278,840
                                 ---------   ---------   ---------   ---------
Interest Expense
  Deposits                         520,716     522,767   1,049,324   1,012,982
  Advances and other borrowings    210,235      66,210     352,023      95,708
                                 ---------   ---------   ---------   ---------
  Total Interest Expense           730,951     588,977   1,401,347   1,108,690
                                 ---------   ---------   ---------   ---------
  Net Interest Income              611,337     576,531   1,192,510   1,170,150
Provision for credit losses            ---        (188)        ---         288
                                 ---------   ---------   ---------   ---------
  Net Interest Income after
   Provision for credit losses     611,337     576,719   1,192,510   1,169,862
                                 ---------   ---------   ---------   ---------
Non-interest Income
  Gain on sale of loans             10,008      12,843      17,088      18,027
  Gain(loss) on sale of
   available-for-sale investments      ---         508      (1,593)        508
  Service charges on deposits       23,137      25,954      47,198      49,189
  Other, net                         8,413       9,270      14,510      16,649
                                 ---------   ---------   ---------   ---------
  Total Non-interest Income         41,558      48,575      77,203      84,373
                                 ---------   ---------   ---------   ---------
Non-interest Expense
  Compensation and benefits        180,726     187,238     353,637     359,150
  Occupancy and Equipment           71,652      72,156     144,401     142,859
  Federal insurance premium         25,553      26,097      51,243      52,194
  Other, net                       106,304     112,998     214,880     203,107
                                 ---------   ---------   ---------   ---------
  Total Non-interest Expense       384,235     398,489     794,161     757,310
                                 ---------   ---------   ---------   ---------
  Earnings Before Income Taxes     268,660     226,805     505,552     496,925
Income Taxes                        84,100      70,114     163,200     152,300
                                 ---------   ---------   ---------   ---------
  Net Earnings                  $  184,560  $  156,691  $  342,352  $  344,625
                                 =========   =========   =========   =========
Earnings Per Common Share -
  Primary                           $ 0.30      $ 0.24      $ 0.55      $ 0.54
                                     =====       =====       =====       =====
Cash Dividends Paid Per Common
  Share                             $ 0.00      $ 0.00      $ 0.25      $ 0.17
                                     =====       =====       =====       =====

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Six months Ended June 30, 1996 (unaudited)

                                                                     Employee
                                       Additional                     Stock
                             Common      Paid-In      Retained       Ownership
                             Stock       Capital      Earnings         Plan

BALANCE-December 31, 1995    $74,750   $6,983,901    $8,125,865     $(463,450)
  Net earnings                   ---          ---       342,352           ---
  Repayment of ESOP dept         ---          ---           ---        29,900
  Allocation of ESOP shares      ---       21,783           ---           ---
  Amortization of deferred
   compensation                  ---          ---           ---           ---
  Change in unrealzed gain
   on securities available-
   for-sale, net of tax          ---          ---           ---           ---
  Dividends paid                 ---          ---      (160,197)          ---
  Treaury stock purchased        ---          ---           ---           ---
                             -------   ----------     ----------    ---------
BALANCE-June 30, 1996        $74,750   $7,005,684     $8,308,020    $(433,550)
                             =======   ==========     ==========    =========

                                         Unrealized
                                          Gain on
                               MSBP     Securities
                             Unearned  Available-for   Treasury
                          Compensation    sale           Stock         Total

BALANCE-December 31, 1995  $(164,450)    $398,026   $(1,458,218)  $13,496,424
  Net earnings                   ---          ---           ---       342,352
  Repayment of ESOP dept         ---          ---           ---        29,900
  Allocation of ESOP shares      ---          ---           ---        21,783
  Amortization of deferred
   compensation               31,925          ---           ---        31,925
  Change in unrealzed gain
   on securities available-
   for-sale, net of tax          ---     (424,886)          ---      (424,886)
  Dividends paid                 ---          ---           ---      (160,197)
  Treaury stock purchased        ---          ---      (587,096)     (587,096)
                             -------   ----------     ----------    ---------
BALANCE-June 30, 1996      $(132,525)   $ (26,860)  $(2,045,314)   $12,750,205
                             =======   ==========     ==========    =========

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                    1996          1995
                                                    ___________  ____________

Net Cash Provided by Operations                     $  352,904    $  457,546
                                                    ___________  ____________
Net Investing Activities
  Net loan origination & principal payments           (164,004)      178,609
  Purchase of loans                                 (5,490,591)          ---
  Purchase of available-for-sale securities        (11,655,917)   (5,833,981)
  Principal payments received on
   available-for-sale securities                       504,556        60,516
  Sale of available-for-sale securities                200,000     4,891,269
  Purchase of held-to-maturity securities                  ---      (993,059)
  Principal payments rec'd on held-to-
   maturity securities                               4,974,589     1,094,894
  Proceeds from sale of real estate owned               76,831        16,203
  Investment in property, equipment, REO               (32,913)     (206,894)
                                                    ___________  ____________
     Net Cash Used by Investing
     Investing Activities                          (11,587,449)     (792,443)
                                                    ___________  ____________
Financing Activities
  Net change in deposits                               870,992      (487,438)
  Payments received from ESOP                           29,900        33,289
  Net increase in advances from
   borrowers for taxes/insurance escrows                 9,403       105,676
  FHLB borrowings                                   11,449,617     4,000,000
  Treasury stock purchased                            (587,097)     (433,195)
  Cash dividends paid                                 (160,197)     (114,685)
                                                    ___________  ____________
     Net Cash Provided by Financing Activities      11,612,618     3,103,647
                                                    ___________  ____________
     Net increase in Cash & Cash Equivalents           378,073     2,768,750

Cash & Cash Equivalents - beginning                    908,732     1,465,495
                                                    ___________  ____________
Cash & Cash Equivalents - ending                     1,286,805    $4,234,245
                                                    ===========  ============
Supplemental Disclosures
  Cash paid for Interest                            $1,360,307    $1,099,471
  Cash paid for Income Taxes                           143,600        90,000

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

CHANGES IN FINANCIAL CONDITION
ASSETS
The total assets of the Bank increased by $11,449,427 or 17.41% during the first half of 1996.

Securities available-for-sale increased by $10,370,891 during the first six months of 1996. Beginning in the fourth quarter of 1994, the Bank began taking advantage of a relatively inexpensive source of funding available through the Federal Home Loan Bank of Seattle (FHLB) to purchase financial instruments with a slightly higher yield than the rate charged by FHLB on the advances.

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

The decrease of $178,585 in deferred income taxes was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available-for-sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities decreased by $618,470 during the period which resulted in a decrease in deferred income taxes.

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

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified available-for-sale to be shown as a separate component of stockholders' equity in an amount which is net of deferred income taxes. The market value of securities classified as available-for-sale decreased during the first six months of the year which resulted in a decrease of $424,886 in stockholders' equity.

In March of 1996, the Bank received permission from the Office of Thrift Supervision (OTS) to repurchase up to 32,039 shares (5%) of its outstanding Comon Stock in the open market. At June 30, 1996, the Bank had repurchased 32,039 shares at a total cost of $587,096 or an average purchase price of $18.32 per share.

NON-PERFORMING ASSETS
Non-performing assets totaled $165,376 or 0.21% of total assets at June 30, 1996 compared to $223,621 or 0.34% at December 31, 1995. The decrease in non-performing assets of $58,245 was caused by the sale of real estate owned with a cost basis to the Bank of $76,831 and an increase in the balance of non-accrual loans of $28,586.

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

                                                   6 Months Ended
                                                      June 30,
                                                   (in thousands)
                                                   1996      1995
                                                   _______________

Cash and cash equivalents at beginning of year     $  909   $1,465
                                                   ______    _____
OPERATING ACTIVITIES:
Net Income                                            342      345
  Adjustments to reconcile net income to net
  cash provided by operation activities                11      113
                                                   ______    ______
Net cash provided by operating activities             353      458
Net cash provided (used) by investing
 activities                                       (11,587)    (792)
Net cash provided (used) by financing
 activities                                        11,612    3,103
                                                   ______    ______
Net increase (decrease) in cash
 and cash equivalents                                 378    2,769
                                                   ______    ______
Cash and cash equivalents at end of period         $1,287    $4,234
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

Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have recently been proposed by the U.S. Congress, federal regulators, certain industry lobbyists and the executive branch of the United States Government. One plan that has gained support of several sponsors would require all SAIF member institutions, including the Bank, to pay a one-time fee of approximately 0.85% ($0.85 for every $100 of deposits) on the amount of deposits held by the member institution to recapitalize the SAIF.
If this proposal is enacted by Congress, the effect would be to immediately reduce the capital of SAIF member institutions by the amount of the fee, and such amount would be immediately charged to earnings, unless the institutions are permitted to, and choose to, amortize the expense of the fee over a period of years. If an 85 basis point (0.85%) assessment was effected, based on deposits as of December 31, 1995, the Bank's pro rate share would amount to $249,305 after taxes. If the Bank is required to pay the proposed special assessment, future deposit insurance premiums are expected to be reduced from 0.23% to approximately 0.06%. Based upon the Bank's deposits as of December 31, 1995, the Bank's deposit insurance expense would decrease by approximately $75,547 per year after taxes. Management of the Bank is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level comparable to that of BIF premiums.

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

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date: November 22, 1996   Robert L. Savage
                          President and Chief Executive Officer

Date: November 22, 1996   Tommy A. Gardner
                          Vice President and Chief Financial Officer