Form 10KSB
period 1996-12-31
TRI COUNTY BANCORP INC
filed 1997-03-31
CIK 908475

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB
(Mark One)
[x] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934 (No fee required)

    For the fiscal year ended   December 31, 1996
                                -----------------
    Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
    For the transition period from              to             .
                                  --------------  -------------
    Commission File No. 0-22220

                         TRI-COUNTY BANCORP, INC.
               --------------------------------------------
              (Name of Small Business Issuer in Its Charter)

Wyoming                                                          83-0304855
-------                                                       ---------------
(State or Other Jurisdiction of Incorporation               I.R.S. Employer or
Organization)                                              Identification  No.

2201 Main Street, Torrington, Wyoming                             82240
-------------------------------------                         -------------
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's Telephone Number, Including Area Code:              (307) 532-2111
                                                             --------------
Securities registered under to Section 12(b) of the Exchange Act:     None
                                                                      ----
Securities registered under to Section 12(g) of the Exchange Act:

                  Common Stock, par value $0.10 per share
                  ---------------------------------------
                             (Title of Class)

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.   $5,653,170

     The registrant's voting stock trades on the Nasdaq SmallCap Market under the symbol "TRIC." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock as reported by the Nasdaq SmallCap Market on March 26, 1997, was $11,261,857 ($18.50 per share based on 608,749 shares of
Common Stock outstanding).

     As of March 26, 1997, there were issued and outstanding 608,749 shares of the registrant's Common Stock.

     Transition Small Business Disclosure Format (check one):
YES [ ] NO [X]

                    DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1996. (Parts I, II, and IV)
     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1996. (Part III)

PART I

Item 1.  Business

Business of the Company

Tri-County Bancorp, Inc. (the "Company") is a Wyoming corporation organized in May 1993 at the direction of Tri-County Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from the mutual to stock form. On September 28, 1993, the Association completed its conversion and changed its name to Tri-County Federal Savings Bank (the "Bank"). The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided the Bank retains a specified amount of its assets in housing-related investments. At December 31, 1996, the Company had total assets of $85.9 million, total deposits of $48.5 million, and retained earnings of $13.1 million.

The office of the Company is located at 2201 Main Street, Torrington, Wyoming and its telephone number is (307) 532-2111.

Business of the Bank

The Bank is a federally chartered savings bank headquartered in Torrington, Wyoming. The Bank was founded in 1935 as a federally chartered savings and loan association under the name Tri-County Federal Savings and Loan Association. The Bank's deposits have been federally insured since 1936 and are currently insured by the Savings Association Insurance Fund ("SAIF").

The Bank is primarily engaged in the business of attracting deposits from the general public and using those deposits, together with other funds, to originate mortgage loans for the purchase of residential properties and to purchase mortgage-backed and investment securities. Since 1991, the Bank has been expanding its lending activities beyond conventional home mortgage loans, and the Bank now offers a full range of single and multi-family mortgages, consumer loans, commercial real estate loans, and second mortgage loans. In addition to originating loans in its market area, the Bank also purchases mortgage loans, including participations, secured by properties located primarily in Wyoming, Colorado and New Mexico, mortgage-backed securities, and investment securities. These additional earning assets are funded with the excess deposits and borrowed funds from the Federal Home Loan Bank of Seattle
(FHLB).

The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation
(FDIC). The Bank is a member of and owns capital stock in the FHLB, which is one of the 12 regional banks in the FHLB System.

The principal sources of funds for the Bank's lending activities are deposits, borrowed funds from the FHLB, and the amortization, repayment, and maturity of loans, investment securities, and mortgage-backed securities. Principal sources of income are interest and fees on loans, mortgage-backed certificates, investment securities, and deposits held in other financial institutions. The Bank's principal expense is interest.

The Bank's home office is located at 2201 Main Street, Torrington, Wyoming, and the Bank's telephone number is (307) 532-2111.

Market Area - Competition

The Bank primarily has focused on serving its customers located in the communities of Torrington and Wheatland, Wyoming, which is where the Bank's offices are located. The Bank is the only local thrift serving its market area. Goshen and Platte Counties, Wyoming, and Scottsbluff County, Nebraska are considered to be the Bank's primary market area. This area was founded on agriculture, which continues to play a significant role in the economy. Some of the larger crops include sugar beets, corn, and dry beans. Agriculture and its related support industries account for the largest portion of the area's labor force. The success of agriculture is subject to various factors, including, but not limited to, weather and foreign competition. Other significant employers include local government (schools and utilities) and retail trade. At December 31, 1996, over 69% of the Bank's net loan portfolio of $35.3 million consisted of loans made to entities located in the Bank's market area. In fiscal 1996, the Bank purchased $9.8 million of mortgage loans (including participations inside its market area and outside its market area, primarily in Colorado).

Due to the slow economic growth and static loan demand in its primary market area, the Bank has continued to invest excess funds in mortgage-backed securities, permissible investment securities, and short-term investments that generally have a lower yield than loans. Furthermore, given the limited demographic growth prospects in the Bank's market area, it will be difficult for the Bank to realize growth without increasing market share or expanding into new markets. The Bank has considered expansion in adjacent areas, although no determination has been made regarding specific plans for such expansion at this time. Should such actions be taken in the future, profitability would likely be impaired in the near term as increasing market share would require more competitive pricing of loans and deposits, while expansion into new market areas would require adding resources to manage the out-of-market growth.

The Bank encounters strong competition both in the attraction of deposits and origination of real estate and other loans. Its most direct competition for deposits has come from two locally-headquartered commercial banks, branches of one regional savings association, and one regional bank in its market area. Due to their size, many of the Bank's competitors possess greater financial and marketing resources. Based on published figures, the Bank is the only thrift headquartered in its market area. The Bank competes for deposits by offering depositors competitive interest rates and a high level of personal service.

The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies, and other savings associations. This competition for loans has increased in recent years as a result of the large number of institutions choosing to compete in the Bank's market area. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

Lending Activities

General. The Bank's loan portfolio consists primarily of conventional fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer and commercial real estate loans.

Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                                     At December 31,
                                               1996                   1995
                                            ----------------------------------
                                            $        %        $        %
                                            -------  -------  -------  -------
                                                    (Dollars in Thousands)
Type of Loans:
Construction loans                          $   220    0.62%  $   405    1.59%
One-to four-family                           28,745   81.51    22,418   87.87
Commercial and multi-family                   4,163   11.80     1,122    4.40
Consumer loans:
  Savings account loans                         197    0.56       199    0.78
  Home equity and second mortgage               785    2.23       655    2.57
  Automobile                                  1,279    3.63     1,113    4.36
  Overdraft                                      29    0.08       --      --
  Other                                         524    1.49       447    1.75

Less:
  Loans in process                             (168)  (0.48)     (333)  (1.31)
  Deferred loan fees                            (94)  (0.27)      (89)  (0.35)
  Allowance for estimated loan losses          (415)  (1.17)     (423)  (1.66)
                                            -------  -------  -------  -------
Total loans, net                            $35,265  100.00%  $25,514  100.00%
                                            =======  =======  =======  =======

The following table sets forth the maturity of the Bank's loan portfolio at December 31, 1996. The table does not include prepayments. Prepayments totaled $6.56 million and $6.67 million for the years ended December 31, 1996 and 1995, respectively. All loans are shown as based on contractual maturities.

                                          1-4 Family  Multi-family              Commercial
                                          Real Estate Real Estate                   and
                                          Mortgages   Mortgages    Construction Agriculture Consumer    Total
                                          ----------- ------------ ------------ ----------- -------- ----------
                                                                        (In Thousands)
Nonaccrual                                 $      35     $  --         $  --     $      --  $     --  $     35
                                           ---------     -----         -----     ---------  --------  --------
Amounts Due:
Within 3 months                            $     151     $  --         $ 100     $      --  $    145  $    396
3 months to 1 year                                48        --           120           537       157       862
                                           ---------     -----         -----     ---------  --------  --------
Total due within one year                  $     199     $  --         $ 220     $     537  $    302  $  1,258
                                           ---------     -----         -----     ---------  --------  --------
After 1 year:
  1 to 3 years                             $    482      $   8         $  --     $     137  $    696  $  1,323
  3 to 5 years                                  830         --            --           411       815     2,056
  5 to 10 years                               5,690         --            --           132       614     6,436
  Over 10 years                              21,509        218            --         2,949       158    24,834
                                           --------      -----         -----     ---------  --------  --------
Total due after one year                   $ 28,511      $ 226         $  --     $   3,629  $  2,283  $ 34,649
Nonperforming                                    --         --            --            --        --        --
                                           --------      -----         -----     ---------  --------  --------
Total amount due                           $ 28,745      $ 226         $ 220     $   4,166  $  2,585  $ 35,942
                                           ========      =====         =====     =========  ========  --------
Less:
Allowance for loan losses                                                                                  415
Loans in process                                                                                           168
Deferred loan fees and unearned discounts                                                                   94
                                                                                                      --------
  Loans receivable, net                                                                               $ 35,265
                                                                                                      ========

The following table sets forth the dollar amount of all loans due after December 31, 1997 which have fixed interest rates and which have floating or adjustable interest rates:


                                                     Floating or
                                       Fixed-Rates  Adjustable-Rates   Total
                                       -----------  ---------------  ---------
                                                    (In Thousands)
One- to four-family                      $19,827       $ 8,918        $28,745
Commercial and multi-family real estate    1,926         2,466          4,392
Construction                                 220           --             220
Consumer                                   2,472           113          2,585
                                         -------       -------        -------
  Total                                  $24,445       $11,497        $35,942
                                         =======       =======        =======


One- to Four-Family Mortgages. Historically, the Bank's primary lending activity consisted of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. Management believes that this policy of focusing on one- to four-family lending has been effective in contributing to net interest income while keeping loan delinquencies and losses to a minimum. The Bank purchases mortgage loans (including participations) outside its market area to supplement loan demand in its area. A majority of these loans are purchased from a mortgage banker in Colorado and are secured by single family homes (usually second homes) or condominiums located in the central Colorado mountain resort areas.

The Bank currently offers adjustable-rate mortgages that adjust every year and have terms from 10 to 30 years, and fixed-rate mortgage loans with terms of primarily 10 to 30 years. Adjustable rate loans originated prior to 1994 were primarily based on the National Monthly Median Cost of Funds with a limit on increases of 1% per year and 4% over the life of the loan. Beginning in 1994, the Bank began basing all adjustable-rate loans primarily on the one year Treasury Note Constant Maturities Index with a limit on increases of 2% per year and 6% over the life of the loan. In 1995, the Bank began offering mortgages with fixed rates for 3 and 5 year terms. The loans then convert to fully indexed adjustable rate loans based on the one year Treasury Note Constant Maturities index. The loans are popular with the borrowers in Colorado purchasing second family homes. These loans are called 3-one's and 5-one's, respectively. The Bank considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers.

In 1991, the Bank began offering 15-year fixed-rate loans. This product became popular and contributed to an increase in the originations since that time. The Bank's residential mortgage lending also includes conventional 30-year fixed-rate loans, Federal Housing Administration ("FHA") loans, Veterans Administration ("VA") loans, Farmers Home Administration ("FmHA") loans, and State of Wyoming subsidized loans as well as adjustable-rate mortgage loans. Conventional fixed-rate loans up to 15 years and adjustable-rate mortgage loans are usually held in the Bank's portfolio. All one- to four-family mortgage loans, other than adjustable-rate loans with 3-one and 5-one terms, and fixed rate loans with terms of 15 years or less, are sold in the secondary market.

The Bank's origination of fixed-rate mortgage loans versus adjustable-rate mortgage loans is determined on an on-going basis and is based on changes in market interest rates and consumer preferences. The primary purpose of offering adjustable-rate mortgage loans and 10- and 15-year fixed-rate loans is to make the Bank's loan portfolio more interest rate sensitive. Generally, during periods of rising interest rates, the risk of default on an adjustable-rate mortgage is considered to be greater than the risk of default on a fixed-rate loan due to the upward adjustment of interest costs to the borrower. To help reduce such risk, the Bank qualifies the loan at 2% above the fully-indexed rate, as opposed to the original interest rate. The Bank does not originate adjustable-rate mortgage loans with negative amortization.

Regulations limit the amount which a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Bank's lending policies, however, generally limit the maximum loan-to-value ratio to 80% of the appraised value of the property, based on an independent appraisal. When the Bank makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is generally required for at least the amount of the loan in excess of 80% of the appraised value. The Bank generally does not make non-owner occupied one- to four-family loans in excess of 75% of the appraised value. The loan-to-value ratio, maturity, and other provisions of the residential real estate loans made by the Bank reflect the policy of making loans generally below the maximum limits permitted under applicable regulations.

One- to four-family residential real estate loans are normally originated for the Bank's portfolio. In some cases, borrowers prepay their loans in full upon the sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the mortgage loans in the Bank's portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans. As a result of the relatively small turnover in the population in the Bank's local market area, the Bank believes that a high percentage of its 15-year loans will remain outstanding to contractual maturity.

Multi-Family and Commercial Real Estate Loans. In order to enhance the yield on its assets, the Bank originates and participates with other financial institutions in permanent loans secured by multi-family and commercial real estate. These loans are originated in amounts up to 75% of the appraised value of the property. Such appraised value is determined by an independent appraiser. The Bank's multi-family and commercial real estate loans are permanent loans secured by approved property such as apartments, small office buildings, retail stores, small strip plazas, and other non-residential buildings. The Bank originates multi-family and commercial real estate loans with amortization periods of 15 to 25 years, primarily as adjustable rate mortgages. As of December 31, 1996, the Bank had 21 multi-family and commercial real estate loans totaling $4,163,000, or 11.8% of the Bank's loan portfolio. Of the $4,163,000, $225,000 at December 31, 1996 involved loans secured by multi-family real estate. At December 31, 1996, the largest multi-family and commercial real estate loans had balances of $153,000 and $935,000, respectively. See "Origination, Purchase, and Sale of Loans" and "-- Loans-to-One Borrower."

Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

Commercial Business Loans. Regulations authorize the Bank to make secured or unsecured loans for commercial, corporate, business, and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 10% of the Bank's assets. As of December 31, 1996, the Bank had $228,000 in commercial business loans outstanding.

Consumer Loans. The Bank views consumer lending as an important component of its business operations because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Bank believes that offering consumer loans helps to expand and create stronger ties to its customer base. Consequently, the Bank intends to continue its strategy of consumer lending. Regulations permit federally-chartered savings associations to make secured and unsecured consumer loans up to 35% of the Bank's assets. In addition, the Bank has lending authority above the 35% limit for certain consumer loans, such as home improvement loans and loans secured by savings accounts. Credit card loans and educational loans, if the Bank made them, do not count against this 35% limit.

Consumer loans consist of savings account loans, home improvement loans, home equity lines-of-credit, second mortgage loans, automobile loans, and personal unsecured loans. As of December 31, 1996, these consumer loans totaled $2.59 million, or 7.19%, of the Bank's loan portfolio, $1.28 million or 3.56% of which consisted of automobile loans. The Bank has actively sought consumer loans within its market area, however, competition for such loans and the low loan demand in the Bank's lending area effects the volume of such originations. Consumer lending has permitted the Bank to obtain greater yields and, at the same time, expose the institution to a smaller amount of interest rate risk as most consumer loans do not extend beyond five years.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the review process. Creditworthiness of the applicant is of primary consideration; however, the review process also includes a comparison of the value of the security in relation to the proposed loan amount.

Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered in the event of default. The Bank has a consumer loan loss allowance, based on general economic conditions and prior loss experience. At December 31, 1996, approximately $8,155 in consumer loans were more than 60 days delinquent. See "-- Origination, Purchase and Sale of Loans -- Nonperforming Assets" and "-- Classified Assets" for information regarding the Bank's loan loss experience and reserve policy.

Loan Solicitation and Processing. The Bank's sources of mortgage loan applications are referrals from existing or past customers and realtors, walk-in customers, and advertising.

The loan approval process can take one of three forms. Loan officers at each branch have authority to approve all loans up to $25,000. A staff loan committee, consisting of senior officers of the Bank, can approve loans up to $65,000. Any loan above the staff loan committee lending limit must be submitted to the Loan Committee of the Board of Directors, which meets once a week. The original lending officer presents the proposed loan at each of these two committees. However, the original lending officer cannot vote on a loan that the officer presents for approval. The Loan Committee of the Board of Directors consists of at least three directors. All insider loans must be approved by the majority of the Board with all interested directors abstaining from voting. The Board of Directors ratifies all loans approved by officers or committees.

In processing loans, the Bank utilizes forms, procedures, and requirements that conform to those of the secondary market. This process provides the Bank with the capability of selling loans not held in its loan portfolio and management believes such efforts also enhance the value of the Bank's loan portfolio.

The Bank uses fee appraisers on most real estate related transactions. It is the Bank's policy to obtain title insurance on all real estate transactions and to obtain flood (if applicable), fire, and casualty insurance on all loans that require security.

Originated mortgage loans in the Bank's loan portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

Origination, Purchase, and Sale of Loans. The following table sets forth the Bank's gross loan originations, purchases, sales, principal repayments of loans, and loans held for sale for the periods indicated:

                                                      Year Ended December 31,
                                                         1996         1995
                                                      ----------   ----------
                                                          (In Thousands)
Total gross loans receivable at beginning of period    $26,359       $25,086
                                                       -------       -------
Loans originated:
  One- to four-family residential                        4,145         3,896
  Commercial real estate                                   460            25
  Construction loans                                       846           530
  Consumer loans                                         1,499         2,676
                                                       -------       -------
Total loans originated                                 $ 6,950       $ 7,127
                                                       -------       -------
Loans purchased:
  One to four family residential                         6,672         2,157
  Commercial real estate, other residential              3,550           --
  Commercial - other                                       749           --
                                                       -------       -------
Total loans purchased                                  $10,971       $ 2,157
                                                       -------       -------
Loans sold:
  Whole loans                                          $(1,780)      $(1,345)
                                                       -------       -------
Total loans sold                                       $(1,780)      $(1,345)
                                                       -------       -------
Loans transferred and principal payments:
  Loans transferred (to) from:
    Real estate owned                                  $  ( 18)      $  (207)
    Investment and advance to joint venture                --
  Loan principal payments                               (6,540)       (6,459)
                                                       -------       -------
Total loans transferred and principal payments         $(6,558)      $(6,666)
                                                       -------       -------
Net increase (decrease) in loan activity               $ 9,583       $ 1,273
                                                       -------       -------
Total gross loans receivable and at end of period      $35,942       $26,359
                                                       =======       =======

The Bank's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from traditional sources. Purchases of loans enable the Bank to utilize available funds more quickly and to obtain a yield higher than could generally be obtained in the alternative investment vehicles. The purchase of such loans is part of the Bank's strategy to make its overall loan portfolio more sensitive to current market conditions and interest rates.

The Bank purchases residential first mortgage ARM loans that meet the Bank's underwriting standards, which generally follow FHLMC and FNMA guidelines, except that the Bank will generally purchase loans up to $500,000, which exceeds the limit up to which FHLMC and FNMA may purchase loans. The majority of these loans purchased are sold by the seller without recourse. It is the Bank's policy not to purchase loan packages secured by a concentration of properties in a single subdivision or condominium project.

The Bank reviews each purchased loan as if it were originating the loan according to its underwriting standards. All loans must be documented, including an original appraisal that substantiates the value of the subject property at the time of origination of the loan. The Bank obtains from the seller a duplicate copy of each original loan file, which generally includes an executed loan application and mortgage note, financial statements and credit reports of the borrower, appraisal and title insurance. The Bank may purchase a qualifying loan up to $500,000 with a loan-to-value ratio of up to 80% based on the original appraisal of the property.

The Bank purchases only ARM loans with interest rates that adjust on a monthly, semi-annual and annual basis. Currently, all purchased ARM loans adjust annually. Most of the ARMs are indexed to interest rates at a margin of 288 basis points above a recognized index, usually the one year Treasury Note Constant Maturities Index. This cost of funds index generally lags the current market interest rates. The Bank does not purchase loans that provide for negative amortization.

Most of the loans purchased are secured by real estate located outside of Wyoming, including Colorado, Idaho and New Mexico. At December 31, 1996, the Bank's purchased loan portfolio and participation loans totaled $12.3 million, or 34.96% of the loan portfolio. Of the purchased loan portfolio at December 31, 1996, $8.9 million are Colorado loans.

The sale of loans is generally limited to fixed-rate mortgage loans with maturities greater than 15 years and government guaranteed loans. All adjustable-rate loans are held in the loan portfolio. The Bank presently sells individual loans to a mortgage banking company and to the Wyoming Community Development Authority, with servicing released. The loans are sold on a non-recourse basis. Mortgage loans are primarily made with standard forms and documentation to allow for future sale in the secondary market.

Loan and Rate Commitments. At the customer's request, the Bank will commit to an interest rate for up to 60 days to prospective borrowers upon receipt of a mortgage loan application. As such, the Bank is exposed to a 60 day fluctuation on mortgage applications only for loans originated for its portfolio. In addition, loan commitments, which are generally written, are not made until the loan is approved in accordance with the Bank's loan underwriting policy. At December 31, 1996, the Bank had $637,000 of loan commitments to originate mortgage loans.

Loan Servicing. As of December 31, 1996, loans serviced for others totaled $172,000. This servicing was generated more than five years ago, and fee income from these loans is not significant.

Loans-to-One Borrower. Current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement, and civil money penalties. The Bank's maximum loan-to-one borrower limit was approximately $1.6 million as of December 31, 1996.

At December 31, 1996, the Bank's five largest aggregate lending relationships had balances ranging from $1,147,000 to $466,000 with an average balance of $740,000. All five of these lending relationships involved loans purchased in 1996 and are secured by commercial real estate and single family residences in New Mexico, Colorado, and Idaho. At December 31, 1996, all of these loans were current.

Loan Delinquencies. The Bank's collection procedures provide that when a mortgage loan is past due, a telephone call is made to the borrower within 30 days. If the delinquency continues, subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days or more, management initiates foreclosure proceedings unless other repayment arrangements are made. Collection procedures for non-mortgage loans generally begin after a loan is 30 days delinquent.

Loans are reviewed on a regular basis and are generally placed on a non-accrual status when the loan becomes 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

The following table sets forth the types and dollar amounts of the Bank's loans which are more than 60 days delinquent at the dates indicated:

                                                      At December 31,
                                                     1996          1995
                                                  ----------    ----------
                                                       (In Thousands)
Residential mortgage loans                           $74           $50
Commercial and multi-family real estate loans          0            --
Consumer loans                                         4            10

The $74,000 of delinquent residential mortgage loans at December 31, 1995 consisted of 6 loans with an average balance of $12,000, the largest having a outstanding principal balance of $34,000. There were no commercial or multi-family real estate loans delinquent 60 days or more at December 31, 1996.

Nonperforming Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and other repossessed assets. At December 31, 1996 the Bank had no loans which were considered troubled debt restructurings within the meaning of SFAS No. 15.

                                                      At December 31,
                                                    1996          1995
                                                 ----------    ----------
                                                  (Dollars in Thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units     $ 35         $ 18
  All other mortgage loans                             0           --
                                                    ----         ----
Total                                               $ 35         $ 18
                                                    ====         ====
Accruing consumer loans which are
  contractually past due 90 days or more               0         $ --
                                                    ====         ====
Total nonperforming                                 $ 35         $ 18
                                                    ====         ====
Real estate owned, net                              $ 18         $205
                                                    ====         ====
Total nonperforming assets                          $ 53         $223
                                                    ====         ====
Total nonperforming loans to net loans              0.10%        0.07%
                                                    ====         ====
Total nonperforming loans to total assets           0.04%        0.02%
                                                    ====         ====
Total nonperforming assets to total assets          0.06%        0.34%
                                                    ====         ====
                                    -11-

Interest income not recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $4,000 and $1,000 for the years ended December 31, 1996 and 1995, respectively. The Bank did not include any interest income on non-accrual loans during the periods indicated. It is the Bank's general policy to accrue interest only on loans less than 91 days delinquent. Once loans are 91 days delinquent, the Bank reverses previously accrued but unpaid interest.

Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets, including assets that previously had been treated as "scheduled items." Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Bank's internal watchlist because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

                                                      At December 31,
                                                    1996           1995
                                                 ----------     ----------
                                                      (In Thousands)
Special mention assets                              $ 67           $153
                                                    ====           ====
Classified Assets:
  Substandard                                       $ 99           $313
  Doubtful                                            --             --
  Loss                                                --             20
                                                    ----           ----
    Total                                           $ 99           $333
                                                    ====           ====

Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of the cost or fair value less estimated costs to sell. Valuations are periodically performed by management and subsequent charges to income are taken when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell.

The Bank records loans as in-substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower it is doubtful the borrower will be able to repay the loan in the foreseeable future. In-substance foreclosures are accounted for as real estate acquired through foreclosure, however, title to the collateral has not been acquired by the Bank. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in-substance foreclosures. At December 31, 1996, the Bank did not have any loans classified as an in-substance foreclosure.

The Bank held real estate owned with a net balance of $18,000 at December 31, 1996, which consisted of two properties. The properties consist of a tract of undeveloped one-to-four-family residential lots and a single family dwelling.

Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio after management has evaluated a number of factors, including, historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming assets, current general economic conditions as they relate to the Bank's loan portfolio, and other factors related to the collectibility of the Bank's loan portfolio.
Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. Management intends to review the adequacy of its level of loan reserves quarterly. During the years ended December 31, 1996 and 1995, the Bank made no provision for loan losses and no provisions for losses on real estate owned and other repossessed assets.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                      At December 31,
                                                    1996          1995
                                                 ----------    ----------
                                                  (Dollars in Thousands)
Total loans outstanding(1)                         $35,771      $26,022
                                                   =======      =======
Average loans outstanding                           31,815       25,409
                                                   =======      =======
Allowance for loan losses (at beginning of period)     424          443
Provision for loan losses (credit):
  Residential                                           --           --
  Commercial real estate                                --           --
  Consumer(1)                                           --           --
Net charge-offs:
  Residential                                            4
  Commercial real estate                                --           20
  Consumer                                               5           --
Net recoveries:
  Residential                                           --            1
                                                   -------      -------
Allowance for loan losses (at end of period)       $   415      $   424
                                                   =======      =======
Allowance for loan losses as a
 percent of total loans outstanding                   1.16%        1.63%
Net loans charged-off as a percent of
  average loans outstanding                           0.03%        0.07%
Allowance for loan losses as a percent of
  nonperforming loans                             1,185.71%    2,355.56%
-----------------------
(1) Includes all loans receivable and loans held for sale, adjusted for deferred loan fees, unearned discounts, and undisbursed loans in process.
(2)  Less than 0.01%.

The following table sets forth, for the periods indicated general and specific loss allowances and, charge-offs related to loans, real estate owned, and other repossessed assets:

                                                      At December 31,
                                                    1996          1995
                                                 ----------    ----------
                                                     (In Thousands)
General loss allowances                             $415          $424
Specific loss allowances                              32            32
Charge-offs                                            9            20
Recoveries                                            --             1

Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

The following table sets forth information with respect to the Bank's allowance for losses on real estate owned and other repossessed assets at the dates indicated:

                                               At or for the year ended
                                                      December 31,
                                                    1996        1995
                                                 ----------  ----------
                                                 (Dollars in Thousands)
Total real estate owned and in judgment             $  50      $ 237
                                                    =====      =====
Allowance balances - beginning                      $  32      $  32
Provision                                              --         --
Charge-offs                                            --         --
Recoveries                                             --         --
                                                    -----      -----
Allowance balances - ending                         $  32      $  32
                                                    =====      =====
Allowance for losses on real estate owned and
in judgment to net real estate owned and
in judgment                                         64.00%     13.50%
                                                    =====      =====
Interest-Bearing Accounts

At December 31, 1996, the Bank held $1,751,000 in interest-bearing demand deposits in other financial institutions principally with the FHLB of Seattle. The Bank maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

Mortgage-backed Securities and Investment Activities

General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Federal Home Loan Bank System." Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

The investment policy of the Bank was approved by the Board of Directors and is implemented by the Investment/Asset Liability Management Committee, which consists of the president, the controller, and the senior lending officer.
The controller of the Bank serves as the investment manager. Generally, the investment policy of the Bank is to invest funds among various categories of investments and to select maturities based on the Bank's asset/liability management policies, concern for highest investment quality, liquidity needs, and performance objectives. The investment activities of the Bank consist primarily of mortgage-backed securities and other securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Investments are made with the intent and ability to hold them to maturity, and the Bank's portfolio of mortgage-backed securities and other investments is accounted for on an amortized cost basis. The Bank has a policy of holding securities until maturity.

The Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At December 31, 1996, the Bank had an investment portfolio of approximately $19.85 million, consisting primarily of open-end mutual funds and obligations of the United States as permitted by the OTS regulations. The open-end mutual funds consist of a mortgage-securities performance portfolio and an adjustable-rate mortgage portfolio. Since the mid-1980s, the Bank has emphasized investments in instruments with maturities or duration within one to five years. The market value of investments and mortgage-backed securities at December 31, 1996, were $20.24 million and $25.49 million, resulting in a gross unrealized gain at such date of approximately $390,000 and $243,000, respectively. The Bank anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Seattle supplemented with advances from the FHLB of Seattle. The Bank will continue to seek high quality investments with short to intermediate maturities and durations from one to five years.

In 1995, the Board of the Bank and management made a decision to increase its investment activities to utilize the credit capacity of the Bank, and its excess liquidity. The result of this change has been to add investments in adjustable rate mortgage backed securities financed with advances from the FHLB of Seattle. The maturity of the advance is closely matched with the interest rate adjustment on the mortgage backed security. This has allowed the Bank to increase net interest income with little increase in interest rate risk. The intent is to maintain this portfolio and increase the balances when opportunities to make a reasonable spread on the investment are available.
The Bank has used two different advisors in this strategy neither of which is a securities broker.

Mortgage-Backed Securities Portfolio. At December 31, 1996, the amortized cost of the mortgage-backed securities totaled $25.25 million, or 29.40%, of total assets which consisted of FHLMC pass-through securities, GNMA ARMs, and CMO's. The market value of such securities totaled approximately $25.49 million, at December 31, 1996, resulting in a gross unrealized gain at such date of $244,000.

Mortgage-backed securities represent a participation interest in a pool of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies guarantee the payment of principal and interest to investors.

FHLMC is a corporation chartered by the U.S. government and owned by the 12 FHLBs and federally insured savings institutions. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. FHLMC securities are indirect obligations of the U.S. Government.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

Investment Portfolio. The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments, FHLB stock, and mortgage-backed securities at the date indicated. At December 31, 1996, the market value of the Bank's investment securities portfolio were $45.73 million. The market value is equal to the carrying value for interest-bearing deposits and FHLB stock and is not included in the preceding market valuation.

                                                         At December 31,
                                                       1996           1995
                                                    ----------     ----------
                                                          (In Thousands)
Investment securities:
  Held to maturity                                   $ 1,006         $ 7,008
  Available for sale                                  19,208          13,100
                                                     -------         -------
   Total investment securities                        20,214          20,108
Interest-bearing deposits                              1,751             558
FHLB stock                                             1,253           1,160
Mortgage-backed securities held to maturity            9,314          11,255
Mortgage-backed securities available for sale         15,932           4,997
                                                     -------         -------
   Total investments                                 $48,464         $38,078
                                                     =======         =======
____________________
(1)  Other securities include FHLMC stock and open-end mutual funds.

Investment and Mortgage-backed Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolios (including those held to maturity and held for sale).

                                                              At December 31, 1996
                          ----------------------------------------------------------------------------------------------------
                          One Year or Less One to Five Years Five to Ten Years More Than Ten Years Total Investment Securities
                          ---------------- ----------------- ----------------- ------------------- ----------------------------
                          Carrying Average Carrying  Average Carrying  Average Carrying    Average Carrying   Average   Market
                           Value    Yield   Value     Yield   Value     Yield   Value       Yield   Value      Yield    Value
                          -------- ------- --------  ------- --------  ------- --------    ------- --------   -------   -------
                                                       (Dollars in Thousands, including rates thereto)
U.S. agency obligations:
  Held to Maturity        $  501    6.99%  $  505      8.35% $     --      --% $     --        --% $  1,006     7.63%   $ 1,033
  Available for Sale         929    6.84%   6,976      6.27%     1,016   7.47%       --        --%    8,921     6.46%     8,921
Mortgage-backed
Securities(1):
  Held for Maturity          195    9.39%   2,909      6.11%       139   9.01%    6,071      8.05%    9,314     7.48%     9,556
  Available for sale          --       --      --        --         --     --    15,932      6.56%   15,932     6.56%    15,932
FHLB Stock(2)                N/A      N/A     N/A        N/A        N/A    N/A      N/A        N/A    1,253       N/A     1,253
FHLMC Stock(2)               N/A      N/A     N/A        N/A        N/A    N/A      N/A        N/A      723       N/A       723
AMF Funds-Adjustable Rate
Mortgage Portfolio(2)(3)     N/A      N/A     N/A        N/A        N/A    N/A      N/A        N/A    1,130     6.03%     1,130
AMF Funds - Mortgage
Securities Performance
Portfolio(2)(3)              N/A      N/A     N/A        N/A        N/A    N/A      N/A        N/A    8,433     6.72%     8,433
                         -------    ----- -------      ----- ----------  ----- --------      -----  -------     -----   -------
  Total                  $ 1,625    7.19% $10,390      6.33% $    1,155  7.66% $ 22,003      6.97%  $46,343     6.77%   $46,981
                         =======    ===== =======      ===== ==========  ===== ========      =====  =======     =====   =======

___________________________
(1)  Included unamortized premiums of $30,000 at December 31, 1996.
(2) Amounts are only included in total columns because these investments do not have stated maturities.
(3) Asset Management Funds for Financial Institutions ("AMF") is an open-end management company registered under the Investment Company Act of 1940, as amended. AMF consists of five separate portfolios, two in which the Bank invests. AMF invests in various securities that federal savings and loan associations can invest in directly. Shay Assets Management Co. serves as AMF's investment advisor.

Sources of Funds

General. Deposits are the major source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general rates of interest and market conditions. The Bank may also utilize advances from the FHLB of Seattle and other borrowing as a source of funds.

Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including regular savings, money market deposits, term certificate accounts (including jumbo certificates in denominations of $99,000 or more), and individual retirement accounts.
Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. The Bank does not obtain funds through brokers, nor does it actively solicit funds outside of the State of Wyoming.

The interest rates paid by the Bank on deposits can be set daily at the direction of management and are determined by evaluating the following factors: (i) the interest rates offered by other local savings institutions, and the degree of competition the Bank wishes to maintain; (ii) the Bank's anticipated need for cash and the timing of that desired cash flow; (iii) the cost of borrowing from other sources versus the cost of acquiring funds through customer deposits; and (iv) the Bank's anticipation of future economic conditions and related interest rates. The Bank has not used above-market rates in recent years to attract deposits.

Regular savings, NOW accounts, and money market accounts constituted $12.57 million, or 26.00% of the Bank's deposit portfolio at December 31, 1996. Certificates of deposit with original maturities of three to 12 months constituted $15.40 million or 31.73% of the deposit portfolio. Jumbo certificates of deposit, with principal amounts of $99,000 or more, constituted $5.68 million or 11.70% of the portfolio at December 31, 1996. Of that amount, $1.32 million was deposits of the State of Wyoming for which the Bank pledged a $3.00 million Federal Home Loan Bank (FHLB) debenture.

Upon maturity, certificates of deposit holders are given a seven-day grace period to instruct the Bank on their investment. Upon expiration of the grace period, and if no action has been taken by the holder, the certificate of deposit, except for negotiated certificates, is automatically rolled-over and paid the current rate in effect at maturity for certificates of the same maturity. The length of maturity remains the same.

The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                                 At December 31,
                                                1996         1995
                                             -----------  ----------
Interest Rate                                   (In Thousands)
-------------
3.01-4.00%                                     $   513      $   114
4.01-5.00%                                      11,111        6,238
5.01-6.00%                                      23,224       25,600
6.01-7.00%                                       1,073        1,438
7.01-8.00%                                          45           45
                                               -------      -------
  Total                                        $35,966      $33,435
                                               =======      =======

The following table sets forth the amount and maturities of time deposits at December 31, 1996.

                                        Amount Due
                --------------------------------------------------------------
                                                              After
                December 31, December 31, December 31, December 31,
Interest Rate           1997         1998         1999         1999   Total
-------------   ------------ ------------ ------------ ------------ ----------
                                     (In Thousands)
3.01-4.00%           $   513       $  --          $--         $ --     $   513
4.01-5.00%            10,979          132          --           --      11,111
5.01-6.00%            18,001        4,289          545          389     23,224
6.01-7.00%               800          --           273          --       1,073
7.01-8.00%                45          --           --           --          45
                     -------       ------         ----         ----    -------
 Total               $30,338       $4,421         $818         $389    $35,966
                     =======       ======         ====         ====    =======

The following table indicates the amount of the Bank's certificate accounts of $100,000 or more by time remaining until maturity as of December 31, 1996.

Maturity Period                                        Balances
---------------                                        --------
                                                    (In Thousands)
Three months or less                                    $1,529
Over three through six months                            3,086
Over six through twelve months                           2,871
Over twelve months                                         211
                                                        ------
    Total                                               $7,697
                                                        ======

Borrowings

As a member of the FHLB of Seattle, the Bank has access to its advance program and other credit products. At December 31, 1996, the Bank had $23.46 million borrowings outstanding from the FHLB. As of and for the year ended December 31, 1996, the Bank had no other borrowings. The Bank matches FHLB advances with mortgage-backed securities with similar maturity to take advantage of the difference (or spread) between the rate paid on the advances and the yield on the securities. The following table sets forth certain information as the Bank's FHLB advances at the dates indicated.

                                            As of and for the Years Ended
                                              1996                 1995
                                            --------             --------
                                               (Dollars in Thousands)
Maximum balance                              $23,460               $7,000
Average balance                               17,629                4,625
Balance at end of period                      23,460                7,000
Weighted average rate:
  at end of period                             5.52%                5.95%
  during the period                            5.35%                5.58%


Subsidiary Activity

In September 1993, the Company acquired all of the capital stock of the Bank. The officers of the Company consist of the officers of the Bank. The Company is organized as a savings and loan holding company. As of December 31, 1996, the net book value of the Company's investment in the Bank amounted to $11.25 million.

The Bank has one wholly-owned subsidiary corporation, First Tri-County Service, Inc. ("FTCS"). FTCS was incorporated in the State of Wyoming in August 1982 and is engaged in the sale of life, credit life, and disability insurance. The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Based upon the 2% limitation, as of December 31, 1996, the Bank was authorized to invest up to approximately $1.70 million in the stock of service corporations. As of December 31, 1996, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans in its service corporation was $14,000.

The Bank is a 50% partner in a joint venture named Douglas Venture. This asset was obtained as part of a settlement of a loan on an office building in Douglas, Wyoming. The Bank took a deed-in-lieu of foreclosure and obtained an interest in Douglas Venture in 1992. The Bank will maintain its interest in the venture until the loan deficiency is recovered. When recovery of the deficiency is made, ownership of Douglas Venture will revert back to the original owners. The Bank made an investment of approximately $15,000 in the joint venture in order to pay a contribution deficiency. The joint venture owns the building that a discount store is located in and a small strip shopping center. At December 31, 1996, the rents on the buildings were covering the cash flow requirements of the joint venture as well as paying a small return to the Bank.

Employees

Substantially, all of the activities of the Company are conducted through the Bank, therefore at December 31, 1996, the Company did not have any salaried employees. As of December 31, 1996, the Bank had 17 full-time employees and two part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition;
(ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

Subject to appropriate regulatory approvals, a bank holding company can acquire control of a savings association, and if it controls a savings association, merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. Generally, federal savings associations can acquire or be acquired by any insured depository institution.

Federal Securities Law. The Company is subject to filing and reporting requirement by virtue of having its common stock registered under the Securities Exchange Act of 1934. Furthermore, company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Regulation of the Bank

General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Bank, and their operations.

Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner.

Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the fiscal year ended December 31, 1996, amounted to approximately $97,894.

The Bank paid a one-time assessment of $304,606. The assessment was applied to the Bank's deposits at March 31, 1995. This resulted in a one time cost of approximately $201,000 (net of taxes). Future deposit insurance premiums will be reduced. Based upon the Bank's deposits as of December 31, 1996, the Bank's deposit insurance expense should decrease by approximately $63,000 per year after taxes.

Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

Savings associations with a greater than "normal" level of interest rate exposure will, in the future, be subject to a deduction for an interest rate risk ("IRR") component may be from capital for purposes of calculating their risk-based capital requirement. See "-- Net Portfolio Value."

As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1996:

                                                              Percent of
                                         Amount             Adjusted Assets
                                        --------            ---------------
                                        (Dollars in Thousands)
Tangible Capital:
Regulatory requirement                  $  1,270                 1.50%
Actual capital                            10,740                12.68%
                                        --------                ------
  Excess                                $  9,470                11.18%
                                        ========                ======
Core Capital:
Regulatory requirement                  $  2,540                 3.00%
Actual capital                            10,740                12.68%
                                        --------                ------
  Excess                                $  8,200                 9.68%
                                        ========                ======
Risk-Based Capital:
Regulatory requirement                  $  2,592                 8.00%
Actual capital                            11,145                34.40%
                                        --------                ------
  Excess                                $  8,553                26.40%
                                        ========                ======

Net Portfolio Value. The OTS requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities, and off balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS also requires the computation of estimated changes in net interest income over a four-quarter period. These computations estimate the effect of an institution's NPV and net interest income of instantaneous and permanent 1% to 4% increases and decreases in market interest rates. In the Bank's interest rate sensitive policy, the Board of Directors has established a maximum decrease in net interest income and maximum decreases in NPV given these instantaneous changes in interest rates.

An institution's interest rate risk is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The following table presents the Bank's NPV at December 31, 1996 as calculated by the OTS and based on OTS assumptions utilizing raw data voluntarily provided to the OTS by the Bank.

Change in Interest
Rates in Basis Points
(Rate Shock)(1)            Net Portfolio Value       NPV as % of Assets
---------------------  ---------------------------- ------------------------
                       $ Amount  $ Change  % Change    NPV Ratio   Change
                       --------  --------  --------    ---------   ------
                          (Dollars in Thousands)
     +400 bp              6,560   (6,915)     (51)%        8.34%  -718 bp
     +300 bp              8,584   (4,890)     (36)%       10.60%  -492 bp
     +200 bp             10,400   (3,074)     (23)%       12.52%  -301 bp
     +100 bp             12,064   (1,411)     (10)%       14.18%  -134 bp
        0 bp             13,475                   %       15.53%       bp
     -100 bp             14,509    1,034         8%       16.46%   +93 bp
     -200 bp             14,895    1,421        11%       16.75%  +122 bp
     -300 bp             15,304    1,829        14%       17.05%  +152 bp
     -400 bp             15,999    2,524        19%       17.61%  +208 bp
_______________
Denotes rate shock used to compute interest rate risk capital component.

                                                            As of December 31,
                                                                  1996
                                                            ------------------
RISK MEASURES:
200 Basis Point Rate Shock
Pre-Shock NPV Ratio:  NPV as % of Present Value of Assets           15.53%
Exposure Measure:  Post-Shock NPV Ratio                             12.52%
Sensitivity Measure:  Change in NPV Ratio                           301 bp

CALCULATION OF CAPITAL COMPONENT:
Change in NPV as % of Present Value of Assets                       -3.54%
Interest Rate Risk Capital Component                                   --


Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

Although the Bank is not subject to the interest rate risk component reduction discussed above, the Bank is still subject to interest rate risk and, as can be seen above, rising interest rates will reduce the Bank's NPV. The OTS has authority to require otherwise exempt institutions to comply with the rule concerning interest rate risk.

Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1996, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established pursuant to the Bank's Plan of Conversion. Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Seattle.
The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of December 31, 1996, the Bank was in compliance with its QTL requirement with 94.18% of its assets invested in QTIs.

A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and
(iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Loans-to-One Borrower. See "-- Business of the Bank -- Origination, Sale, and Purchase of Loans -- Loans-to-One Borrower."

Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Federal law requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered system. The Bank received a "satisfactory" rating as a result of its last evaluation in March, 1996.

Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital; collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include the Company and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

The Bank's authority to extend credit to its officers, directors, and 10% shareholders, as well as to entities that such persons control is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed. An exception to this limitation is made where there is an employee benefit program that provides for extensions of credit to insiders that are widely available to employees of the Bank and does not give preference to an insider over other employees of the Bank. OTS regulations, with minor variation, apply Regulation O to savings associations.

Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1996, the Bank's required liquid asset ratio is 5%.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1996, the Bank had $1.25 million in FHLB stock, which was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1996, the Bank was compliance with these Federal Reserve Board requirements.

Item  2.  Description of Property

(a) Properties.

Currently, the Company does not own real property but utilizes the offices of the Bank. The Bank operates from its main office located in downtown Torrington at 2201 Main Street, Torrington, Wyoming 82240 and from a branch office located at 957 Maple Street, Wheatland, Wyoming 82201. The Bank owns both office facilities. The main office was opened in 1935 and the present facility has 4,380 square feet. The total investment in the property and equipment at the main office is $1,238,00 with a net book value of $752,00 at December 31, 1996. The Wheatland branch was opened in June 1979 with the present facility being built in July 1980. The total investment in the property and equipment at the Wheatland branch is $550,00 with a net book value of $170,000 at December 31, 1996.

At December 31, 1996, the Bank had a total investment in its land, buildings and improvements, and fixtures, furniture, and equipment of $1,788,000, less accumulated depreciation of $866,000, for a net carrying value of $922,000.

(b) Investment Policies.

See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Bank's investment policies are reviewed and approved by the Board of Directors of the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

    (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business -- Lending Activities," "Item 1. Business -- Regulation of the Bank," and "Item 2. Description of Property. (a) Properties" above.

    (2) Investments in Real Estate Mortgages. See "Item 1. Business -- Lending Activities" and "Item 1. Business -- Regulation of the Bank."

    (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business -- Lending Activities," "Item 1. Business -- Regulation of the Bank," and "Item
         1.  Business -- Subsidiary Activity."

(c)  Description of Real Estate and Operating Data.

Not Applicable.

Item  3.  Legal Proceedings

The Bank, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

The information contained under the section captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements

The Company's consolidated financial statements required herein are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act

The information contained under the section captioned "I -- Information with respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on April 23, 1997 (the "Proxy Statement") which is incorporated herein by reference.

Item 10.  Executive Compensation

The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

(b)  Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned "I -- Information with respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

(c)  Changes in Control

Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K

(a)(1) The Consolidated Financial Statements and Independent Auditors' Reports included in the Annual Report, listed below, are incorporated herein by reference.

   1.   Independent Auditors' Reports

   2.   Tri-County Bancorp, Inc. and Subsidiary

       (a) Consolidated Statements of Financial Condition at December 31, 1996 and 1995
       (b) Consolidated Statements of Operations for the years ended December 31, 1996 and 1995
       (c) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995
       (d) Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995
       (e)  Notes to Consolidated Financial Statements

(a)(2) All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits are either filed or attached as part of this Report or incorporated herein by reference.

          3.1  Articles of Incorporation of Tri-County Bancorp, Inc.*

          3.2  Bylaws of Tri-County Bancorp, Inc.*

          4    Specimen Stock Certificate**

          10.1 1993 Stock Option Plan*

          10.2 Management Stock Bonus Plan and Trust*

          11 Statement re: Computation of Per Share Earnings (see Footnotes 18 and 20 in the Annual Report)

          13 Annual Report to Stockholders for the fiscal year ended December 31, 1995.

          21 Subsidiaries of the Registrant (See information provided at "Item 1. Business -- Subsidiary Activity").

          23   Consent of Dalby, Wendland & Co., P.C.

(b)  Reports on Form 8-K.

None

(c) Exhibits to this Form 10-KSB are attached or incorporated by reference as stated above.
-------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (33-65162) declared effective by the Commission on August 12, 1993.
** Incorporated by reference to the Annual Securities Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-22220) filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRI-COUNTY BANCORP, INC.


Dated:  March 28, 1997                  By: /s/ Robert L. Savage
                                           ---------------------
                                           Robert L. Savage
                                           President, Chief Executive
                                           Officer and Director (Duly
                                           Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Robert L. Savage               By:  /s/ William J. Rueb
   ----------------------                  -----------------------
   Robert L. Savage                        William J. Rueb
   President, Chief Executive Officer      Director
   and Director (Principal Executive
   Officer)

   Date: March 28, 1997                     Date: March 28, 1997

By:  /s/ Larry C. Goddard               By:  /s/ Lance H. Griggs
   ----------------------                  -----------------------
   Larry C. Goddard                        Lance H. Griggs
   Chairman of the Board                   Director

   Date: March 28, 1997                    Date: March 28, 1997

By:                                     By:  /s/ Tommy A. Gardner
   ----------------------                  -----------------------
   David C. Kellam                         Tommy A. Gardner, Vice President
   Director                                (Principal Accounting and Financial
                                           Officer

   Date:  March __, 1997                   Date:  March 28, 1997

By:  /s/ Carl F. Rupp
   ----------------------
   Carl F. Rupp
   Director

   Date: March 28, 1997