Form 10QSB
period 1997-03-31
TRI COUNTY BANCORP INC
filed 1997-05-14
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              March 31, 1997

Commission file number:       0-22220

Name of Small Business Issuer:  TRI-COUNTY BANCORP, INC.

State of Incorporation or Organization:  WYOMING

I.R.S. Employer Identification No.:  83-0304855

Address of Offices:  2201 MAIN STREET, TORRINGTON, WY   82240

Issuer's Telephone Number, Including Area Code:             (307) 532-2111

Check whether the issuer:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     Yes    X      No

The number of shares outstanding of each of the issuer's classes of common stock as of May 12, 1997.

Class:  $.10 par value common stock
Outstanding:  608,749 shares

Transitional Small Business Disclosure Format (check one):
Yes         No  X

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated statements of Financial
Condition as of March 31, 1997 (unaudited)
and December 31, 1996                                                 3

Condensed Consolidated Statements of Operations
for the Three Months Ended March 31, 1997
and 1996 (unaudited)                                                  4

Condensed Consolidated Statements of Stockholder's Equity
for the Three Months Ended March 31, 1997 (unaudited)                 5

Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 1997
and 1996 (unaudited)                                                  6

Notes to Condensed Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis or Plan
of Operation                                                          9


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                          15

Item 2.   Changes in Securities                                      15

Item 3.   Default Upon Senior Securities                             15

Item 4.   Submissions of Matters to a Vote of Security Holders       15

Item 5.   Other Information                                          15

Item 6.   Exhibits and Reports on Form 8-K                           15


SIGNATURES                                                           16

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                  Mar 31, 1997   Dec 31, 1996
                                                   (unaudited)
                                                ------------   ------------
ASSETS
Cash                                              $   885,532    $   537,194
Interest earning deposits at other
  financial institutions                            1,376,232      1,751,397
Securities available-for-sale                      36,821,777     36,393,415
Securities held-to-maturity, market value
 of $10,049,701 (1997) and $10,589,409 (1996)       9,844,839     10,319,706
Loans receivable, net                              35,240,322     35,266,702
Loans held for resale                                 185,223         90,000
Office property and equipment, net                    908,670        921,681
Prepaid expenses and other assets                     712,144        609,923
                                                  -----------    -----------
Total Assets                                      $85,974,739    $85,890,018
                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                   $   401,836    $   367,480
Savings and NOW deposits                           12,853,504     12,199,233
Other time deposits                                35,655,088     35,966,345
                                                  -----------    -----------
Total Deposits                                     48,910,428     48,533,058

Advances from Federal Home Loan Bank               23,098,617     23,460,492
Advances by borrowers for taxes and insurance         153,585        105,811
Accounts payable and accrued expenses                 328,432        234,653
Deferred income taxes                                 316,582        410,440
                                                  -----------    -----------
Total Liabilities                                  72,807,644     72,744,454
                                                  -----------    -----------
Stockholders' Equity
Preferred stock, $.10 par value, 5,000,000
  shares authorized, none issued                            0              0
Common stock, 10,000,000 shares of $.10 par value
  authorized, 608,749 (1997) and 608,749 (1996)
  shares issued and outstanding                        74,750         74,750
Additional paid in capital                          7,041,864      7,029,604
Retained earnings - substantially restricted        8,491,256      8,353,630
Unearned compensation relating to Management
  Stock Bonus Plan and ESOP                          (485,887)      (506,725)
Unrealized gain/(loss) on securities
  available-for-sale, net of tax                       90,426        239,619
Treasury stock, 138,751 (1997) and 138,751 (1996)
  shares, at cost                                  (2,045,314)    (2,045,314)
                                                  -----------    -----------
Total Stockholders' Equity                         13,167,095     13,145,564
                                                  -----------    -----------
Total Liabilities and Stockholders' Equity        $85,974,739    $85,890,018
                                                  ===========    ===========

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                        1997        1996
                                                    ----------   ----------
Interest Income
Loans                                               $  738,497   $  578,020
Securities available-for-sale                          585,425      382,409
Securities held-to-maturity                            190,584      281,195
Other interest earning assets                           11,975        9,945
                                                    ----------   ----------
Total Interest Income                                1,526,481    1,251,569
                                                    ----------   ----------
Interest Expense
Deposits                                               546,818      528,608
Advances and other borrowings                          316,022      141,788
                                                    ----------   ----------
Total Interest Expense                                 862,840      670,396
                                                    ----------   ----------
Net Interest Income                                    663,641      581,173
Provision for credit losses                                  0            0
                                                    ----------   ----------
Net Interest Income After Provision
 for Credit Losses                                     663,641      581,173
                                                    ----------   ----------
Non-interest Income
Gain on sale of loans                                    9,951        7,080
Gain (loss) on sale of available-for-sale
 investments                                                 0       (1,593)
Service charges on deposits                             28,180       24,061
Other, net                                               4,461        6,097
Total Non-interest Income                               42,592       35,645
                                                    ----------   ----------
Non-interest expense
Compensation and benefits                              189,600      180,189
Occupancy and equipment                                 75,792       72,749
Federal deposit insurance premium                        7,351       25,690
Other, net                                              89,300      101,298
                                                    ----------   ----------
Total Non-interest Expense                             362,043      379,926
                                                    ----------   ----------
Earnings Before Income Taxes                           344,190      236,892
Income taxes                                           115,252       79,100
                                                    ----------   ----------
Net Earnings                                        $  228,938   $  157,792
                                                    ==========   ==========

Earnings Per Common Share - Primary                    $  0.38      $  0.25
Cash Dividends Per Common Share                        $  0.15       $ 0.27

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 1997 (unaudited)

                                                                                       Unrealized
                                                            Employee                     Gain on
                                      Additional              Stock       MSPB         Securities
                              Common    Paid-in   Retained  Ownership    Unearned    Available-for-  Treasury
                               Stock    Capital   Earnings    Plan     Compensation      sale          Stock     Total
-----------------------------------------------------------------------------------------------------------------------------
BALANCE - December 31, 1996   $74,750 $7,029,604  $8,353,630 $(403,650) $(103,075)   $239,619        $(2,045,314) $13,145,564
Net earnings                       --         --     228,938        --         --          --                 --      228,938
Repayment of ESOP debt             --         --          --     6,113         --          --                 --        6,113
Allocation of ESOP shares          --     12,260          --        --         --          --                 --       12,260
Amortization of deferred
  compensation                     --         --          --        --     14,725          --                 --       14,725
Change in unrealized gain
  on securities available-
  for-sale, net of tax             --         --          --        --         --    (149,193)                --     (149,193)
Dividends paid                     --         --     (91,312)       --         --          --                 --      (91,312)
Treasury stock purchased           --         --          --        --         --          --                 --           --
                              ------- ----------  ----------  ---------    --------    -------        -----------  -----------
BALANCE - March 31, 1997      $74,750 $7,041,864  $8,491,256 $(397,537)   $(88,350)    $90,426        $(2,045,314) $13,167,095
                              ======= ==========  ========== =========    ========     =======        ===========  ===========

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                          1997         1996
                                                       ----------   ----------
Net Cash Provided by Operations                         $ 167,942   $  184,224
                                                       ----------   ----------
Investing Activities
Principal payments received on
  held-to-maturity securities                             476,736    4,481,000
Purchase of held-to-maturity securities                         -            -
Purchase of available-for-sale securities              (1,001,900) (10,155,917)
Sale of available-for-sale securities                           -      200,000
Principal payments received on
  held-to-maturity securities                             356,638      171,130
Net decrease (increase) in loans                          302,462   (1,503,665)
Purchase of loans                                        (310,449)  (1,256,232)
Proceeds from sale of real estate owned                    18,025       77,191
Investment in property and equipment and
  real estate owned                                       (14,353)      (5,126)
                                                       ----------   ----------
Net Cash Provided (Used) By Investing Activities         (172,841)  (7,991,619)
                                                       ----------   ----------
Financing Activities
Net increase (decrease) in deposits                       377,368    1,278,815
Net increase (decrease) in advances from
  borrowers for taxes and insurance                        47,774       53,905
FHLB borrowings                                        11,750,000    6,800,000
Repayment of FHLB advance                             (12,111,874)           -
Payments received from ESOP                                 6,114        7,475
Treasury stock purchased                                        -     (181,312)
Cash dividends paid                                       (91,312)    (160,197)
                                                       ----------   ----------
Net Cash Provided (Used) By Financing Activities          (21,930)   7,798,686
                                                       ----------   ----------
Increase (Decrease)in Cash and Cash Equivalents           (26,829)      (8,709)

Cash and cash equivalents - beginning of period         2,288,592      908,732
                                                       ----------   ----------
Cash and cash equivalents - end of period              $2,261,763   $  900,023
                                                       ==========   ==========

Supplemental Disclosures
     Cash paid for:
          Interest                                      $862,833      $648,021
          Income taxes                                     7,000             -

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997
(unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Tri-County Bancorp, Inc. (the "Company"), Tri-County Federal Savings Bank (formerly Tri-County Federal Savings and Loan Association) (the "Bank") and First Tri-County Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read together with the 1996 consolidated financial statements and notes thereto of Tri-County Bancorp, Inc. and Subsidiaries included in the Company's Annual Report on Form 10-KSB for the yearended December 31, 1996. However, all normal recurring adjustments have been made which, in the opinion of management, are necessary to the fair presentation of the financial statements.

The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997 or any other period.

See Notes 2, 3 and 4.


NOTE 2 - EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 1997 and 1996, are computed on a primary basis. Primary earnings per share is computed using the weighted average number of common shares outstanding, net of unallocated ESOP shares and the potentially dilutive effect of stock options. See Exhibit 11.


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

The Company is headquartered in Torrington, Wyoming and its principal business currently consists of the operation of its wholly owned subsidiary, Tri-County Federal Savings Bank. The Bank's primary business is attracting retail deposits from the general public and investing those deposits and other borrowed funds in various loan products, including mortgage-backed and mortgage-related securities, federal agency securities and other investment securities.

The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loans and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Company's net income also is affected by its provision for loan losses as well as non-interest income, compensation and benefits, occupancy expenses, Federal deposit insurance premiums, other non-interest expenses, and income tax expense. Other non-interest expenses consist of real estate lending operations, legal expenses, accounting services and other miscellaneous costs. The earnings of the Company are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

CHANGES IN FINANCIAL CONDITION

ASSETS
The total assets of the Bank increased by $84,721 during the first quarter of 1997.

Securities available-for-sale increased by $428,362 during the first quarter of 1997. A $1,000,000 security was purchased with funds borrowed from FHLB. This purchase was partially offset by principal payments and prepayments of $356,638 on mortgage-backed securities and an overall decrease in the market value of the portfolio of $226,051.

Securities held-to-maturity decreased by $474,867. The decrease was the result of principal payments and prepayments on the Bank's portfolio of mortgage-backed securities.

Loans receivable decreased $26,380 during the first quarter of 1997. During this period the Bank originated or purchased portfolio residential mortgage loans totaling $914,020, consumer loans totaling $519,814, and a short-term commercial loan in the amount of $155,700. By the end of the quarter, the Bank had received full repayment of the short-term commercial loan and repayments totaling $1,465,216 on other loans. Of the total mortgage loans originated or purchased during the quarter, $430,000 were adjustable rate and $484,000 were fixed rate loans. Because of a lack of demand for certain types of loans in the Bank's primary lending area, purchased or participation loans totaled 33.97% of mortgage lending during the quarter. The majority of purchased loans are residential real estate loans in Colorado mountain-resort communities and non-residential real estate loans in western New Mexico. Purchased or participation loans are subjected to the same underwriting standards and loan terms as those originated by the Bank for its portfolio.

LIABILITIES
Deposit balances increased by $377,370 and consisted of increases of $34,356 and $654,271 in checking and savings deposits, respectively, and a decrease of $311,257 in time deposits.

Advances from FHLB decreased by $361,875 during the three-month period ended March 31, 1997. As previously discussed, an advance totaling $1,000,000 was obtained to purchase securities classified as available-for-sale. The advance has a term of approximately one-year and was used to purchase a Federal Home Loan Bank callable security. The advance's maturity date coincides with the first call date of the security. The Bank was able to lock in a positive spread over the initial term of the advance. A decision to renew the advance and hold the security if not called, or sell the security and payoff the advance will be made on or near the maturity date of the advance.

Deferred income taxes decreased by $93,858 during the first three months of 1997 and was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available-for-sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities decreased $226,031 during the period, which resulted in a decrease in deferred income taxes. Also, legislation was passed in August of 1996 which requires the Bank to establish tax reserves for bad debts and compute additions thereto using a six-year moving average of the Bank's actual loss experience (the "Experience Method"). The additions to the tax reserves computed using the Experience Method can, within specified limitations, be deducted in arriving at taxable income. However, the Bank had established reserves for loan losses totaling $415,000 at March 31, 1997, which will be charged with any subsequent loan losses. Therefore, the Bank will have a difference in the treatment of loan losses for book and tax purposes and a deferred tax asset is being established for this difference.


STOCKHOLDERS' EQUITY
The increase in additional paid-in capital of $12,260 was caused by the application of an accounting standard which requires charging current expense for the fair value of shares of stock committed to be released by the Bank's Employee Stock Ownership Plan and crediting the difference between the fair value and the cost of the shares to paid-in capital.

The increase in retained earnings was the result of net earnings totaling $228,938 which more than offset the decrease in retained earnings caused by the payments of dividends of $0.15 per share totaling $91,312.

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified available-for-sale to be shown as a separate component of stockholders' equity in an amount net of deferred income taxes. The market value of securities classified as available-for-sale decreased during the first three months of 1997, which resulted in a decrease, net of deferred income tax, of $149,193.

COMPARISON OF THE OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NET INCOME
Net income increased $71,146 or 45.09% during the first quarter of 1997 when compared to the same period of 1996. Net interest income increased by $82,468, non-interest income increased by $6,947 and non-interest expense decreased by $17,883. The provision for income taxes increased by $36,152 or 45.70%.


INTEREST INCOME
Interest income from loans increased $160,477 or 27.76% for the quarter ended March 31, 1997 as compared to the same period in 1996. The increase was the result of an increase in the average balance of loans outstanding of $7,293,654 and a slight increase in yield on the loans from 8.20% to 8.23%. The increase in yield was primarily the result of the slight increase in average lending rates during 1997 when compared to the average rates in the previous year.

The increase of $203,016 in interest on securities available-for-sale was the result of an increase in the average balance of securities of $13,052,987 which offset a slight decrease in the average yield on the portfolio from 6.34% to 6.30%.

Interest on securities held-to-maturity decreased $90,611, which was caused by a decrease in the average balance of the portfolio of $6,180,321, which offset an increase in the yield on the portfolio from 7.15% to 7.45%. The increase in yield was the result of the maturity of securities, which, on average, had a lower yield than the yield on the entire portfolio. The proceeds of the maturities were used to fund loans and purchase available for sale securities.

The increase in income from other interest-earning assets of $2,030 was primarily caused by an increase in the average balance of these assets. This category of assets consists primarily of interest earning demand and time deposits held at FHLB.


INTEREST EXPENSE
Interest expense on deposits increased $18,210 during the first three months of 1997. This increase was the result of an increase of $3,163,334 in the average balance of deposits which more than offset the slight decrease in the average cost of deposits from 4.66% to 4.55%.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to purchase financial instruments that yield a slightly higher return than the rate charged on advances. The average balance of these borrowings was $12,103,667 greater during the first quarter of 1997 than during the first quarter of 1996 and the average cost increased 5.07% to 5.42%, which resulted in an increase of $174,234 in interest expense. The cost of advances taken or renewed after the first quarter of 1996 was generally higher than the costs for the same period of the previous year.


PROVISION FOR LOAN LOSSES
No provision for loan losses was made during the first three months of 1997. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $415,000 at March 31, 1997. While the

Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.


NON-INTEREST INCOME
Non-interest income increased $6,947 or 19.49% during the first quarter of 1997.

The increase in the gain on sale of loans was the result of an increase in the dollar amount of loans sold. During the previous year, shares in a mutual fund were redeemed at a $1,591 loss whereas there have been no redemptions during the current year. The increase in service charges on deposits was primarily caused by an increase in the number of accounts subject to service charges. Other non-interest income decreased by $1,636 and was caused by many factors.


NON-INTEREST EXPENSE
Overall, non-interest expense decreased $17,883 during 1997.

Compensation and benefits increased by $9,411 in 1997 and was primarily caused by an increase in medical insurance costs and an increase in overall salaries.

Occupancy and equipment expense increased $3,043 and was primarily caused by an increase in data processing costs.

The Bank paid an annualized assessment for deposit insurance equal to $0.65 per $1,000 in deposits for the first quarter of 1997 which was $18,339 less than the amount paid for the first quarter of 1996. This decrease was due to legislation passed in the third quarter of 1996 which significantly reduced premiums for deposit insurance.

Other net expenses decreased by $18,339 and was primarily the result of the discontinuance of a consulting agreement that provided an analysis of the Bank's balance sheet and advice on possible restructuring strategies and the decrease in legal fees incurred in the previous year for services to enhance shareholder value.

INCOME TAXES
The provision for income taxes increased $36,152 for the quarter ended March 31, 1997. This increase was caused primarily by an increase in pre-tax income of $107,298. Also, because the Bank had established reserves for loan losses which will be charged with any subsequent loan losses and because the Bank will be allowed a deduction for losses incurred on loans foreclosed after December 31, 1995 for tax purposes, the Bank will have a difference in the treatment of loan losses for tax and financial purposes. As previously stated, a deferred tax asset is being established by the Bank and the effect of this change in the first quarter of 1997 was a reduction in the expense for income taxes totaling $17,600 which offset an additional accrual of tax for the year ended December 31, 1996 in the amount of $12,952.


LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision regulations. This requirement, which may vary from time to time, depends upon, among other things, economic conditions and the amount of cash flows needed for operations and is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity averaged 31.85% during the first quarter of 1997.

The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/ liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, sales and maturities of investments and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in short- term time deposits that provide liquidity to meet lending requirements. Interest-bearing deposits at March 31, 1997 amounted to $1,376,232. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:

                                                             3 Months Ended
                                                               March 31,
                                                              (in thousands)
                                                            1997         1996
                                                       ----------   ----------
Cash and cash equivalents at beginning of year            $2,289       $  909
                                                       ----------   ----------
OPERATING ACTIVITIES:
Net Income                                                   229          158
Adjustments to reconcile net income to net cash
  provided by operation activities                           (61)          26
                                                       ----------   ----------
Net cash provided by operating activities                    168          184
Net cash provided (used) by investing activities            (173)      (7,992)
Net cash provided (used) by financing activities             (22)       7,799
                                                       ----------   ----------
Net increase (decrease) in cash and cash equivalents         (27)          (9)
                                                       ----------   ----------
Cash and cash equivalents at end of  period              $ 2,262      $   900
                                                       ==========   ==========

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as Federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds.

The Bank anticipates it will have sufficient funds available to meet its current loan commitments. At March 31, 1997, the Bank had outstanding commitments of $2,364,885. Certificates of deposit scheduled to mature in one year or less at March 31, 1997 totaled $29,410,902. Based on past experience, management believes that a substantial portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at March 31, 1997, as compared to the minimum regulatory requirements:

                                                               Percent Of
                                                                Adjusted
                                              Amount             Assets
                                      (Dollars in thousands)
TANGIBLE CAPITAL:
  Required                           $  1,272                     1.50%
  Actual                               10,737                    12.61%
                                   ----------                ----------
  Excess                             $  9,465                    11.11%
                                   ==========                ==========

CORE CAPITAL:
  Required                           $  2,543                     3.00%
  Actual                               10,737                    12.61%
                                   ----------                ----------
  Excess                             $  8.194                     9.57%
                                   ==========                ==========

RISK BASED CAPITAL:
  Required                           $  2,614                     8.00%
  Actual                               11,146                    34.11%
                                   ----------                ----------
  Excess                             $  8,532                    26.11%
                                   ==========                ==========


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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1997. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2.   Changes in Securities

Not Applicable.


Item 3.   Defaults Upon Senior Securities

Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.


Item 5.   Other Information

Not Applicable


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit 11:  Statement regarding computation of earnings per share.
     Exhibit 27:  FDS (in electronic filing only)

(b)  Reports on Form 8-K
None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date:          May 12, 1996          /s/ Robert L. Savage
                                      President and Chief Executive Officer


Date:          May 12, 1996          /s/ Tommy A. Gardner
                                      Vice President and Chief Financial Officer