Form 10QSB
period 1997-06-30
TRI COUNTY BANCORP INC
filed 1997-08-07
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1997

Commission file number:  0-22220

Name of Small Business Issuer:     TRI-COUNTY BANCORP, INC.
State of Incorporation or Organization: WYOMING

I.R.S. Employer Identification No.:     83-0304855

Address of Officer: 2201 MAIN STREET, TORRINGTON, WY   82240

Issuer's Telephone Number, Including Area Code:   (307) 532-2111

Check whether the issuer:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     Yes: X      No:

The number of shares outstanding of each of the issuer's classes of common stock as of August 14, 1997.

Class:    $.10 par value common stock
Outstanding:   583,749 shares

Transitional Small Business Disclosure Format (check one): Yes:    No:     X

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Statements of Financial
Condition as of June 30, 1997 (unaudited)
and December 31, 1996                                            3

Condensed Consolidated Statements of Operations
for the Three Months and Six Months Ended June 30, 1997
and 1996 (unaudited)                                             4

Condensed Consolidated Statements of Stockholder's Equity
for the Six Months Ended June 30, 1997 (unaudited)               5

Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 1997
and 1996 (unaudited)                                             6

Notes to Condensed Consolidated Financial Statements             7

Item 2.   Management's Discussion and Analysis or Plan
          Of Operation                                           9


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                      17

Item 2.   Changes in Securities                                  17

Item 3.   Default Upon Senior Securities                         17

Item 4.   Submissions of Matters to a Vote of Security Holders   17

Item 5.   Other Information                                      17

Item 6.   Exhibits and Reports on Form 8-K                       17


SIGNATURES                                                       18

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                  June 30,1997   Dec 31, 1996
                                                         (unaudited)
                                                ------------      ------------
ASSETS
Cash                                            $    771,394      $    537,194
Interest earning deposits at other
 financial institutions                              674,401         1,751,397
Securities available-for-sale                     40,621,270        36,393,415
Securities held-to-maturity, market value
 of $9,200,626 (1997) and $10,589,405 (1996)       8,920,586        10,319,706
Loans receivable, net                             36,818,677        35,266,702
Loans held for resale                                 67,485            90,000
Office property and equipment, net                   933,382           921,681
Prepaid expenses and other assets                    649,633           609,923
                                               -------------     -------------
Total Assets                                   $  89,456,828     $  85,890,018
                                               =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                $     437,725     $     367,480
Savings and NOW deposits                          11,937,289        12,199,233
Other time deposits                               34,466,730        35,966,345
                                               -------------     -------------
Total Deposits                                    46,841,744        48,533,058

Advances from Federal Home Loan Bank              28,086,742        23,460,492
Advances by borrowers for taxes and insurance        119,215           105,811
Accounts payable and accrued expenses                226,139           234,653
Deferred income taxes                                480,579           410,440
                                               -------------     -------------
Total Liabilities                                 75,754,419        72,744,454
                                               =============     =============
Stockholders' Equity
Preferred stock, $.10 par value,
 5,000,000 shares authorized, none issued                  0                 0
Common stock, 10,000,000 shares of $.10 par
 value authorized, 608,749 (1997) and
 608,749 (1996) shares issued and
 outstanding                                          74,750            74,750
Additional paid in capital                         7,056,015         7,029,604
Retained earnings - substantially restricted       8,643,046         8,353,630
Unearned compensation relating to Management
 Stock Bonus Plan and ESOP                          (456,212)         (506,725)
Unrealized gain/(loss) on securities
 available-for-sale, net of tax                      430,124           239,619
Treasury stock, 138,751 (1997) and
 138,751 (1996) shares, at cost                   (2,045,314)       (2,045,314)
                                               -------------     -------------
Total Stockholders' Equity                        13,702,409        13,145,564
                                               -------------     -------------
Total Liabilities and Stockholders' Equity       $89,456,828       $85,890,018
                                               =============     =============

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(unaudited)

                                     Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                       1997       1996        1997        1996
Interest Income
Loans                            $  749,565  $  625,800  $1,488,061  $1,203,820
Securities available-for-sale       653,333     465,087   1,238,758     847,496
Securities held-to-maturity         184,940     246,625     375,524     527,820
Other interest earning assets         8,910       4,776      20,886      14,721
                                 ----------  ----------  ----------  ----------
Total Interest Income             1,596,748   1,342,288   3,123,229   2,593,857
                                 ----------  ----------  ----------  ----------
Interest Expense
Deposits                            546,399     520,716   1,093,218   1,049,324
Advances and other borrowings       381,904     210,235     697,926     352,023
                                 ----------  ----------  ----------  ----------
Total Interest Expense              928,303     730,951   1,791,144   1,401,347
                                 ----------  ----------  ----------  ----------
Net Interest Income                 668,445     611,337   1,332,085   1,192,510
Provision for credit losses              --          --          --          --
                                 ----------  ----------  ----------  ----------
Net Interest Income After
Provision for Credit Losses         668,445     611,337   1,332,085   1,192,510
                                 ----------  ----------  ----------  ----------
Non-Interest Income
Gain on sale of loans                 6,452      10,008      16,403      17,088
Gain (loss) on sale of
 available-for-sale securities        1,172          --       1,172      (1,593)
Service charges on deposits          28,135      23,137      56,316      47,198
Other, net                           11,486       8,413      15,947      14,510
                                 ----------  ----------  ----------  ----------
Total Non-Interest Income            47,245      41,558      89,838      77,203
                                 ----------  ----------  ----------  ----------
Non-Interest Expense
Compensation and benefits           195,993     180,726     385,593     353,637
Occupancy and equipment              86,073      71,652     161,865     144,401
Federal deposit insurance premium     7,964      25,553      15,315      51,243
Other, net                           92,157     106,304     181,457     214,880
                                 ----------  ----------  ----------  ----------
Total Non-Interest Expense          382,187     384,235     744,230     764,161
                                 ----------  ----------  ----------  ----------
Earnings Before Income Taxes        333,503     268,660     677,693     505,552
Income Taxes                         90,400      84,100     205,652     163,200
                                 ----------  ----------  ----------  ----------
Net Earnings                     $  243,103  $  184,560  $  472,041  $  342,352
                                 ==========  ==========  ==========  ==========

Earnings Per Common Share - Primary  $ 0.40      $ 0.30      $ 0.78      $ 0.55

Cash Dividends Per Common Share      $ 0.15          --      $ 0.30      $ 0.25

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 1997(unaudited)


                                                                    Employee
                                         Additional                  Stock
                               Common     Paid-In     Retained      Ownership
                               Stock      Capital     Earnings        Plan
                            ---------------------------------------------------
BALANCE - December 31, 1996   $74,750    $7,029,604   $8,353,630   $(403,650)
 Net earnings                      --            --      472,041          --
 Repayment of ESOP debt            --            --           --      21,063
 Allocation of ESOP shares         --        26,411           --          --
 Amortization of deferred
  compensation                     --            --           --          --
Change in unrealized gain on
  securities available-for-
  sale, net of tax                 --            --           --          --
Dividends paid                     --            --     (182,625)         --
Treasury stock purchased           --            --           --          --
                           ----------------------------------------------------
BALANCE - June 30, 1997       $74,750    $7,056,015   $8,643,046   $(382,587)
                           ====================================================

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (cont.)
For the Six Months Ended June 30, 1997(unaudited)


                                            Unrealized
                                             Gain on
                               MSBP        Securities
                             Unearned     Available-   Treasury
                            Compensation   for-Sale      Stock        Total
                            ---------------------------------------------------
BALANCE - December 31, 1996 $(103,075)     $239,619  $(2,045,314) $13,145,564
 Net earnings                      --            --           --      472,041
 Repayment of ESOP debt            --            --           --       21,063
 Allocation of ESOP shares         --            --           --       26,411
 Amortization of deferred
  compensation                 29,450            --           --       29,450
Change in unrealized gain on
  securities available-for-
  sale, net of tax                 --       190,505           --      190,505
Dividends paid                     --            --           --     (182,625)
Treasury stock purchased           --            --           --          --
                           ----------------------------------------------------
BALANCE - June 30, 1997      $(73,625)     $430,124  $(2,045,314) $13,702,409
                           ====================================================

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                       Six Months Ended
                                                            June 30,
                                                      1997           1996
                                                  --------------------------
Net Cash Provided by Operations                   $   482,281    $   352,904
                                                  -----------    -----------
Investing Activities
  Principal payments received on held-to-maturity
   securities                                       1,404,137      4,974,589
  Purchase of held-to-maturity securities                  --             --
  Purchase of available-for-sale securities        (6,626,825)   (11,655,917)
  Sale of available-for-sale securities             1,927,850        200,000
  Principal payments received on held-to-maturity
   securities                                         786,017        504,556
  Net decrease (increase) in loans                   (137,622)      (164,004)
  Purchase of loans                                (1,448,720)    (5,490,591)
  Proceeds from sale of real estate owned              52,392         76,831
  Investment in property and equipment and
   real estate owned                                  (69,087)       (32,913)
                                                   ----------     ----------
Net Cash Provided (Used) By Investing Activities   (4,111,858)   (11,587,449)
                                                   ----------     ----------

Financing Activities
  Net increase (decrease) in deposits              (1,691,314)       870,992
  Net increase (decrease) in advances from
   borrowers for taxes and insurance                   13,404          9,403
  FHLB borrowings                                  28,450,000     11,449,617
  Repayment of FHLB advance                       (23,823,750)            --
  Payments received from ESOP                          21,064         29,900
  Treasury stock purchased                                 --       (587,097)
  Cash dividends paid                                (182,625)      (160,197)
                                                   ----------     ----------
Net Cash Provided (Used) By Financing Activities    2,786,779     11,612,618
                                                   ----------     ----------
Increase (Decrease) in Cash and Cash Equivalents     (842,798)       378,073

Cash and cash equivalents - beginning of period     2,288,592        908,732
                                                   ----------     ----------
Cash and cash equivalents - end of period          $1,445,794     $1,286,805
                                                   ==========     ==========

Supplemental Disclosures
     Cash paid for:
       Interest                                    $1,811,574     $1,360,307
       Income taxes                                   221,300        143,600

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Tri-County Bancorp, Inc. (the "Company"), Tri-County Federal Savings Bank (formerly Tri-County Federal Savings and Loan Association) (the "Bank") and First Tri-County Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read together with the 1996 consolidated financial statements and notes thereto of Tri-County Bancorp, Inc. and Subsidiaries included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. However, all normal recurring adjustments have been made which, in the opinion of management, are necessary to the fair presentation of the financial statements.

The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997 or any other period.

See Notes 2 and 3.



NOTE 2 - EARNINGS PER SHARE

Earnings per share for the six months ended June 30, 1997 and 1996, are computed on a primary basis. Primary earnings per share is computed using the weighted average number of common shares outstanding, net of unallocated ESOP shares and the potentially dilutive effect of stock options. See Exhibit 11.


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

CHANGES IN FINANCIAL CONDITION

ASSETS

The total assets of the Bank increased by $3,566,810 or 4.15% during the first half of 1997.

Securities available-for-sale increased by $4,227,855 during the first six months of 1997. Agency securities totaling $6,500,000 were purchased during the first half of 1997 and this increase was partially offset by principal payments and prepayments of $786,017 on mortgage-backed securities and the sale of agency securities totaling $1,920,000.

Securities held-to-maturity decreased by $1,399,120. The decrease was the result of principal payments and prepayments of $897,956 on the Bank's portfolio of mortgage-backed securities and the maturity of an agency security in the amount of $500,000.

Loans receivable increased $1,551,975 during the first half of 1997. During this period the Bank originated or purchased portfolio residential mortgage loans totaling $3,105,850, consumer loans totaling $1,391,468, and a short-term commercial loan in the amount of $156,000. By the end of the quarter, the Bank had received full repayment of the short-term commercial loan and repayments totaling $2,355,939 on other loans. Of the total mortgage loans originated or purchased during the first half of the year, $897,235 were adjustable rate and $2,208,615 were fixed rate loans. Because of a lack of demand for certain types of loans in the Bank's primary lending area, purchased loans totaled 46.64% of mortgage lending during the period. The majority of purchased loans are residential real estate loans in Colorado mountain resort communities and non-residential real estate loans in western New Mexico. Purchased loans are subjected to the same underwriting standards and loan terms as those originated by the Bank for its portfolio.


LIABILITIES

Deposit balances decreased by $1,691,314 and consisted of an increase of $70,245 in checking deposits and decreases of $261,944 and $1,499,615 in savings and time deposits, respectively. The decrease in time deposits was due, in part, to the scheduled maturity of a deposit held by a local school district, which was originally issued in the fourth quarter of 1996.

Advances from FHLB increased by $4,626,250 during the six-month period ended June 30, 1997. Advances totaling $4,000,000 were obtained to purchase securities classified as available-for-sale. The advances have terms of approximately one year and were used to purchase Federal Home Loan Bank callable securities. The advance's maturity dates coincide with the first call date of the securities. The Bank was able to lock in positive spreads over the initial term of each advance and will make a decision whether to renew the advance and hold the security, if not called, or sell the security and payoff the advance on or near the maturity date of the advances.

Deferred income taxes increased by $70,139 during the first six months of 1997 and was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available-for-sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities increased $288,644 during the period, which resulted in an increase in deferred income taxes. Also, legislation was passed in August of 1996 that required the Bank to establish tax reserves for bad debts and compute additions thereto using a six-year moving average of the Bank's actual loss experience (the "Experience Method"). The additions to the tax reserves computed using the Experience Method can, within specified limitations, be deducted in arriving at taxable income. However, the Bank had established reserves for loan losses, which totaled $414,000 at June 30, 1997, which will be charged with any subsequent loan losses. Therefore, the Bank will have a difference in the treatment of loan losses for book and tax purposes and a deferred tax asset is being established for this difference.


STOCKHOLDERS' EQUITY

The increase in additional paid-in capital of $26,411 was caused by the application of an accounting standard which requires charging current expense for the fair value of shares of stock committed to be released by the Bank's Employee Stock Ownership Plan and crediting the difference between the fair value and the cost of the shares to paid-in capital.

The increase in retained earnings was the result of net earnings totaling $472,041 which more than offset the decrease in retained earnings caused by the payments of dividends of $0.30 per share totaling $182,625.

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified available-for-sale to be shown as a separate component of stockholders' equity in an amount which is net of deferred income taxes. The market value of securities classified as available-for-sale increased during the first six months of 1997 and resulted in a decrease, net of deferred income tax, of $190,505.


COMPARISON OF THE OPERATING RESULTS FOR THE
THREE MONTHS ENDED JUNE 30, 1997 AND 1996

NET INCOME

Net income increased $58,543 or 31.72% during the second quarter of 1997 when compared to the same period of 1996. Net interest income increased by $57,108, non-interest income increased by $5,687 and non-interest expense decreased by $2,048. The provision for income taxes increased by $6,300.


INTEREST INCOME

Interest income from loans increased $123,765 or 19.78% for the quarter ended June 30, 1997. The increase was the result of an increase in the average balance of loans outstanding of $5,550,369 and an increase in yield on the loans from 7.99% to 8.28%. The Bank began originating and purchasing loans outside its primary lending area, which enabled the Bank to increase its loan portfolio.

The increase in yield was primarily the result of the slight increase in average lending rates during 1997 when compared to the average rates in the previous year.

The increase of $188,246 in interest on securities available-for-sale was the result of an increase in the average balance of securities of $12,642,741 which offset a slight decrease in the average yield on the portfolio from 6.53% to 6.52%.

A decrease in interest of $61,685 on securities held-to-maturity was caused by a decrease in the average balance of the portfolio of $4,383,852. This decrease was partially offset by an increase in the yield on the portfolio from 7.35% to 7.73%. The increase in yield was the result of the maturing of securities that, on average, had a lower yield than the yield on the entire portfolio. The proceeds of the maturities were used to fund loans and purchase available for sale securities.

The increase in income from other interest-earning assets of $4,134 was primarily caused by an increase in the average balance of these assets. This category of assets consists primarily of interest-earning demand and time deposits held at FHLB.


INTEREST EXPENSE

Interest expense on deposits increased $25,683 during the second quarter of 1997. This increase was the result of an increase of $1,464,321 in the average balance of deposits and an increase in the average cost of deposits from 4.59% to 4.64%.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $10,458,654 greater during the second quarter of 1997 than during the second quarter of 1996 and the average cost increased from 5.15% to 5.70% which resulted in an increase of $171,669 in interest expense.


PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the second quarter of 1997. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $414,000 at June 30, 1997. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.


NON-INTEREST INCOME

Non-interest income increased $5,687 or 13.68% during the second quarter of 1997. The increase in the gain on the sale of loans was the result of an increase in the dollar amount of loans sold. The increase in service charges on deposits of $4,998 was primarily caused by an increase in the number of accounts subject to service charges. Other non-interest income increased by $3,073 and was primarily the result of the recovery during the current period of foreclosure costs incurred in a prior period.


NON-INTEREST EXPENSE

Overall, non-interest expense decreased $2,048 during the second quarter of 1997.

Compensation and benefits increased by $15,267 in 1997 and was primarily caused by an increase in overall salaries and fees paid in connection with the computation and final distribution of funds of a terminated defined-benefit pension plan.

Occupancy and equipment expense increased $14,421 and was primarily caused by an increase in data processing costs and building repairs.

Legislation was passed in the third quarter of 1996 that provided for the recapitalization of the SAIF insurance fund via a one-time special assessment. Because of the recapitalization, the premiums charged by the fund decreased by $17,589 during the second quarter of 1997.

Other net expenses decreased by $14,147, primarily the result of the discontinuance of a consulting agreement in connection with an analysis of the Bank's balance sheet and a decrease in legal fees.


INCOME TAXES

The provision for income taxes increased $6,300 for the quarter ended June 30, 1997. This increase was due primarily to an increase in pre-tax income of $64,843. Also, because the Bank had established reserves for loan losses which will be charged with any subsequent loan losses and because the Bank will be allowed a deduction for losses incurred on loans foreclosed after December 31, 1995 for tax purposes, the Bank will have a difference in the treatment of loan losses for tax and financial purposes. As previously stated, a deferred tax asset is being established by the Bank and the effect of this change in the second quarter of 1997 was a reduction in the expense for income taxes totaling $17,600.


COMPARISON OF THE OPERATING RESULTS FOR THE
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NET INCOME

Net income increased $129,689 or 37.88% during the first half of 1997 when compared to the same period of 1996. Net interest income increased by $139,575, non-interest income increased by $12,635 and non-interest expense decreased by $19,931. The provision for income taxes increased by $42,452.


INTEREST INCOME

Interest income from loans increased $284,241 or 23.61% for the six-month period ended June 30, 1997. The increase was the result of an increase of $6,422,654 in the average balance of loans outstanding and an increase in yield on the loans from 8.01% to 8.25%. The Bank began originating and purchasing loans outside its primary lending area, which enabled the Bank to increase its loan portfolio. The increase in yield was primarily the result of the slight increase in average lending rates during 1997 when compared to the average rates in the previous year.

The increase of $391,262 in interest on securities available-for-sale was the result of an increase in the average balance of securities of $12,847,678 and an increase in the average yield on the portfolio from 6.29% to 6.41%.

Interest on securities held-to-maturity decreased $152,296 and was caused by a decrease in the average balance of the portfolio of $4,646,963, which offset an increase in the yield on the portfolio from 7.46% to 7.67%. The increase in yield was the result of the maturing of securities that, on average, had a lower yield than the yield on the entire portfolio. The proceeds of the maturities were used to fund loans and purchase available for sale securities.

The increase in income from other interest-earning assets of $6,165 was primarily caused by an increase in the average balance of these assets. This category of assets consists primarily of interest-earning demand and time deposits held at FHLB.

INTEREST EXPENSE

Interest expense on deposits increased $43,894 during the first half of 1997. This increase was the result of an increase of $2,221,321 in the average balance of deposits which more than offset the slight decrease in the average cost of deposits from 4.63% to 4.58%.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $11,280,654 greater during the first half of 1997 than during the first half of 1996 and the average cost increased from 5.11% to 5.57% which resulted in an increase of $345,903 in interest expense.


PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the first six months of 1997. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $414,000 at June 30, 1997. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.


NON-INTEREST INCOME

Non-interest income increased $12,635 or 16.37% during the first half of 1997. The decrease in the gain on the sale of loans was the result of a decrease in the dollar amount of loans sold. The increase in service charges on deposits of $9,118 was primarily caused by an increase in the number of accounts subject to service charges. Other non-interest income increased by $1,437 and was primarily the result of the recovery during the current period of foreclosure costs incurred in a prior period.


NON-INTEREST EXPENSE

Overall, non-interest expense decreased $19,931 during the first half of 1997.

Compensation and benefits increased by $31,956 in 1997 and was primarily caused by an increase in overall salaries, fees paid in connection with the computation and final distribution of funds of a terminated defined-benefit pension plan and an increase in the cost of group medical insurance. Occupancy and equipment expense increased $17,464 and was primarily caused by an increase in data processing costs and building repairs.

Legislation was passed in the third quarter of 1996 that provided for the recapitalization of the SAIF insurance fund via a one-time special assessment. Because of the recapitalization, the premiums charged by the fund decreased by $35,928 during the first half of 1997 when compared to the same period of 1996.

Other net expenses decreased by $19,931, primarily the result of the discontinuance of a consulting agreement in connection with an analysis of the Bank's balance sheet and a decrease in legal fees.


INCOME TAXES

The provision for income taxes increased $42,452 for the six-month period ended June 30, 1997. This increase was due primarily to an increase in pre-tax income of $172,141.

Also, because the Bank had established reserves for loan losses which will be charged with any subsequent loan losses and because the Bank will be allowed a deduction for losses incurred on loans foreclosed after December 31, 1995 for tax purposes, the Bank will have a difference in the treatment of loan losses for tax and financial purposes. As previously stated, a deferred tax asset is being established by the Bank and the effect of this change in the first half of 1997 was a reduction in the expense for income taxes totaling $35,200 which offset an additional accrual of tax for the year ended December 31, 1996 in the amount of $12,952.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision regulations. This requirement, which may vary from time to time, depends upon, among other things, economic conditions and the amount of cash flows needed for operations and is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity averaged 24.16% during the second quarterf of 1997. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/ liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, sales and maturities of investments and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in short-term time deposits that provide liquidity to meet lending requirements. Interest-bearing deposits at June 30, 1997 amounted to $1,063,927. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:

                                                       6 Months Ended June 30,
                                                           (in thousands)
                                                           1997          1996
                                                         ---------------------
Cash and cash equivalents at beginning of year           $ 2,289       $   909
                                                         -------       -------
OPERATING ACTIVITIES:
  Net Income                                                 472           342
  Adjustments to reconcile net income to net cash
   provided by operation activities                           10            11
                                                         -------       -------
Net cash provided by operating activities                    482           353
Net cash provided (used) by investing activities          (4,112)      (11,587)
Net cash provided (used) by financing activities           2,787        11,612
                                                         -------       -------
Net increase (decrease) in cash and cash equivalents        (843)          378
                                                         -------       -------
Cash and cash equivalents at end of  period              $ 1,446       $ 1,287
                                                         =======       =======

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as Federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds.

The Bank anticipates it will have sufficient funds available to meet its current loan commitments. At June 30, 1997, the Bank had outstanding commitments of $2,913,588. Certificates of deposit scheduled to mature in one year or less at June 30, 1997 totaled $28,639,945. Based on past experience, management believes that a substantial portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at June 30, 1997, as compared to the minimum regulatory requirements:
                                                                 Percent Of
                                                     Amount    Adjusted Assets
                                                  ----------------------------
                                                    (Dollars in thousands)
TANGIBLE CAPITAL:
  Required                                         $  1,321          1.50%
  Actual                                             11,270         12.79%
                                                   --------         ------
  Excess                                           $  9,949         11.29%
                                                   ========         ======
CORE CAPITAL:
  Required                                         $  2,642          3.00%
  Actual                                             11,270         12.79%
                                                   --------         ------
  Excess                                           $  8,628          9.79%
                                                   ========         ======
RISK BASED CAPITAL:
  Required                                         $  1,957          8.00%
  Actual                                             11,684         47.77%
                                                   --------         ------
  Excess                                           $  9,727         39.77%
                                                   ========         ======


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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1997. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2.   Changes in Securities

            Not Applicable.


Item 3.   Defaults Upon Senior Securities

            Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 23, 1997. The following directors were elected to serve terms of three years ending in 2000: Larry C. Goddard and Robert L. Savage. Larry C. Goddard received 541,091 votes with no votes withheld. Robert L. Savage received 541,091 votes with no votes withheld.

Dalby, Wendland & Co., P.C. was ratified as the Company's independent auditors for the fiscal year ending December 30, 1997 with 539,791 votes for and 1,300 abstentions.


Item 5.   Other Information

            Not Applicable


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit 11:  Statement regarding computation of earnings per share.
     Exhibit 27:  FDS (in electronic filing only)

(b)  Reports on Form 8-K
On June 19, 1997, the Registratant filed Form 8-K announcing that the Board of Directors had authorized the repurchase of up to $600,000 of its outstanding stock in open market transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date:  August 6, 1997         /s/ Robert L. Savage
                              President and Chief Executive Officer


Date:  August 6, 1997         /s/ Tommy A. Gardner
                              Vice President and Chief Financial Officer