Form 10QSB
period 1997-09-30
TRI COUNTY BANCORP INC
filed 1997-11-13
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC 20549



                                       FORM 10-QSB




(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                            OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number        0-22220

TRI-COUNTY BANCORP, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

WYOMING
State or Other Jurisdiction of Incorporation or Organization)

83-0304855
(I.R.S. Employer Identification No.)

2201 MAIN STREET, TORRINGTON, WY           82240
(Address of Principal Executive Offices)  (Zip Code)

Issuer's Telephone Number, Including Area Code              (307) 532-2111

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the issuer's classes of common stock as of November 5, 1997.

          Class                                          Outstanding
$.10 par value common stock                             583,749 shares

Transitional Small Business Disclosure Format (check one):

Yes           No   X

                  TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

                                    INDEX

         PART I   .................................FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Financial
                  Condition as of September 30, 1997 (unaudited)
                  and December 31, 1996...................................1

                  Condensed Consolidated Statements of Operations
                  for the Three Months and Nine Months Ended
                  September 30, 1997 and 1996 (unaudited).................2

                  Condensed Consolidated Statements of Stockholder's
                  Equity
                  for the Nine Months Ended September 30, 1997
                  (unaudited).............................................3

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 1997
                  and 1996 (unaudited)....................................4

                  Notes to Condensed Consolidated Financial
                  Statements..............................................5

         Item 2.  Management's Discussion and Analysis or Plan
                  of Operation............................................7

         PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings......................................15

         Item 2.  Changes in Securities..................................15

         Item 3.  Default Upon Senior Securities.........................15

         Item 4.  Submissions of Matters to a Vote of Security
         Holders  15

         Item 5.  Other Information......................................15

         Item 6.  Exhibits and Reports on Form 8-K.......................15

         SIGNATURES......................................................16

                        PART I - FINANCIAL INFORMATION
                        Item 1 - Financial Statements

                      TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (unaudited)

                                                           September 30,  December 31,
                                                                1997         1996
                                                            (unaudited)
                                                           ------------  ------------
                         ASSETS

Cash                                                       $   643,459   $   537,194
Interest earning deposits at other financial institutions      729,707     1,751,397
Securities available-for-sale                               37,631,754    36,393,415
available-for-sale
Securities held-to-maturity, market value of $8,718,475      8,419,790    10,319,706
(1997) and $10,589,409 (1996)
Loans                                                       38,705,544    35,266,702
receivable, net
Loans held for                                                 274,027        90,000
resale
Office property and equipment, net                             918,051       921,681
Prepaid expenses and other assets
                                                               850,724       609,923
                                                            ----------    ----------
                                             Total Assets  $88,173,056   $85,890,018
                                                            ==========    ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits                                            $   584,548   $   367,480
Savings and NOW                                              12,960,610   12,199,233
deposits
Time deposits                                                33,771,216   35,966,345
                                                             ----------   ----------
                                           Total Deposits    47,316,374   48,533,058

Advance from Federal Home Loan Bank                          26,357,867   23,460,492
Advances by borrowers for taxes and insurance                   148,807      105,811
Accounts payable and accrued expenses                           258,723      234,653
Deferred income taxes                                           588,235      410,440
                                                             ----------   ----------
                                        Total Liabilities    74,670,006   72,744,454
                                                             ----------   ----------
Stockholders'Equity
    Preferred stock, $.10 par value, 5,000,000 shares                 0            0
    authorized, none issued
    Common stock, 10,000,000 share of $.10 par value             74,750       74,750
    authorized, 583,749(1997) and 608,749(1996) shares
    issued and outstanding
    Additional paid in capital                                7,075,274    7,029,604
    Retained earnings - substantially restricted              8,766,363    8,353,630
    Unearned compensation relating to Management Stock         (426,537)    (506,725)
    Bonus Plan and ESOP
    Unrealized gain/(loss) on securities                        658,514      239,619
    available-for-sale, net of tax
    Treasury stock, 163,751 (1997) and 138,751 (1996)        (2,645,314)  (2,045,314)
    shares, at cost
                                                             ----------   ----------
                             Total Stockholders' Equity      13,503,050   13,145,564
                                                             ----------   ----------
             Total Liabilities and Stockholders' Equity     $88,173,056  $85,890,018
                                                             ==========   ==========


                     TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                         1997         1996        1997        1996
                                      -----------  ----------  ----------  ----------
Interest Income
    Loans                             $784,561     $700,633    $2,272,623  $1,904,453
    Securities available-for-sale      658,060      488,185     1,896,819   1,335,682
    Securities held-to-maturity        175,108      215,239       550,631     743,058
    Other interest earning assets       11,688        5,613        32,574      20,334
                                     ---------    ---------     ---------   ---------
            Total Interest Income    1,629,417    1,409,670     4,752,647   4,003,527
                                     ---------    ---------     ---------   ---------
Interest Expense
    Deposits                           551,876      511,461     1,645,094   1,560,784
    Advances and other borrowings      405,400      274,922     1,103,326     626,945
                                     ---------    ---------     ---------   ---------
           Total Interest Expense      957,276      786,383     2,748,420   2,187,729
                                     ---------    ---------     ---------   ---------
              Net Interest Income      672,141      623,287     2,004,227   1,815,798

Provision for credit losses                  -            -             -           -
                                     ---------    ---------     ---------   ---------
        Net Interest Income After      672,141      623,287     2,004,227   1,815,798
                                     ---------    ---------     ---------   ---------
Provision for Credit Losses                  -            -             -           -
                                     ---------    ---------     ---------   ---------

Non-interest Income
    Gain on sale of loans                6,610        2,678        23,013      19,765
    Gain(loss) on sale of              (56,726)           -       (55,554)     (1,593)
    available-for-sale securities
    Service charges on deposits         28,115       25,821        84,431      73,019
    Other, net                           8,680        9,842        24,627      24,352
                                     ---------    ---------     ---------   ---------
       Total Non-interest Income       (13,321)      38,341        76,517     115,543
                                     ---------    ---------     ---------   ---------
Non-interest Expense
    Compensation and benefits          204,911      181,648       590,505     535,285
    Occupancy and equipment             91,732       72,609       253,597     217,010
    Federal deposit insurance
    premium                              7,765       26,238        23,080      77,481
    FDIC Capitalization - special
    assessment                               -      304,606             -     304,606
    Other, net                          84,915       73,647       266,372     288,527
                                     ---------    ---------     ---------   ---------
      Total Non-interest Expense       389,323      658,748     1,133,554   1,422,909
                                     ---------    ---------     ---------   ---------
    Earnings Before Income Taxes       269,497        2,880       947,190     508,432
Income taxes                            58,619       29,200       264,271     192,400
                                     ---------    ---------     ---------   ---------
              Net Earnings(Loss)    $  210,878   $  (26,320)   $  682,919  $  316,032
                                     =========    =========     =========   =========
Earnings(Loss) Per Common Share -        $0.36       $(0.04)        $1.13       $0.53
Primary                                   ====        =====          ====        ====
  Cash Dividend Paid Per Common          $0.15        $0.25         $0.45       $0.50
  Share                                   ====         ====          ====        ====

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Nine Months Ended September 30, 1997
                                   (unaudited)

                                                                                    Unrealized
                                                            Employee                 Gain on
                                     Additional              Stock       MSBP       Securities
                              Common  Paid-In    Retained   Ownership   Unearned    Available-    Treasury
                               Stock  Capital    Earnings     Plan     Compensation  for-sale       Stock       Total
                             -------------------------------------------------------------------------------------------
Balance - December 31, 1996  $74,750 $7,029,604 $8,353,630  $(403,650)  $(103,075)   $239,619   $(2,045,314) $13,145,564

    Net earnings                  --         --    682,919         --          --          --            --      682,919

    Repayment of ESOP debt        --         --         --     36,014          --          --            --       36,014

    Allocation of ESOP            --     45,669         --         --          --          --            --       45,669
    shares

    Amortization of               --         --         --         --      44,175          --            --       44,175
    deferred compensation

    Change in unrealized          --         --         --         --          --     418,895            --      418,895
    gain on securities
    available-for-sale,
    net of tax

    Dividends paid                --         --   (270,187)        --          --          --            --     (270,187)

    Treasury stock                --         --         --         --          --          --      (600,000)    (600,000)
    purchased
                              ------  ---------  ---------   --------     -------     -------    ----------   ----------
Balance - September 30, 1997 $74,750 $7,075,273 $8,766,362  $(367,636)   $(58,900)   $658,514   $(2,645,314  $13,503,049
                              ======  =========  =========   ========     =======     =======    ==========   ==========

                   TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                     1997             1996
                                                  ---------        ---------
Net Cash Provided by Operations                 $   405,565     $    606,288
                                                  ---------        ---------
Investing Activities
    Principal payments received on                1,905,787        6,519,699
    held-to-maturity securities
    Purchase of available-for-sale               (6,626,925)     (12,683,184)
    securities
    Sale of available-for-sale                    4,527,850          200,000
    available-for-sale
    Principal payments received on                1,490,703          815,218
    available-for-sale securities
    Net decrease(increase) in loans                (212,361)         237,138
    Purchase of loans                            (3,260,849)      (9,073,721)
    Proceeds from sale of                            52,392          206,559
    real estate owned
    Investment in property and equipment and        (87,100)         (49,063)
    real estate owned                             ---------        ---------

    Net Cash Provided (Used) by Investing        (2,210,503)     (13,827,354)
    Activities                                    ---------       ----------


Financing Activities
    Net increase (decrease)in deposits           (1,216,684)         289,846
    Net increase (decrease) in advances from         42,995           35,677
    borrowers for taxes and insurance
    FHLB borrowings                              41,050,000       36,467,000
    Repayment of FHLB advance                   (38,152,625)     (22,512,257)
    Payments received from ESOP                      36,014           37,375
    Treasury stock purchased                       (600,000)        (587,097)
    Cash dividends paid                            (270,188)        (312,384)
                                                 ----------       ----------
    Net Cash Provided (Used) by Financing           889,512       13,418,160
    Activities                                   ----------       ----------
    Increase (Decrease) in Cash and Cash           (915,426)         197,094
    Equivalents

Cash and cash equivalents -                       2,288,592          908,731
beginning of period                              ----------       ----------

Cash and cash equivalents -                     $ 1,373,166      $ 1,105,825
end of period                                    ==========       ==========

Supplemental Disclosures
    Cash paid for:
         Interest                                 2,272,428        2,122,443
         Income taxes                               307,300          238,600

                   TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                  (unaudited)


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

The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997 or any other period.

See Notes 2 and 3.


NOTE 2 - EARNINGS PER SHARE

Earnings per share for the nine months ended September 30, 1997 and 1996, are computed on a primary basis. Primary earnings per share is computed using the weighted average number of common shares outstanding, net of unallocated ESOP shares and the potentially dilutive effect of stock options. See Exhibit 11.


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


CHANGES IN FINANCIAL CONDITION

ASSETS
The total assets of the Bank increased by $2,283,038 or 2.66% during the first nine months of 1997.

Securities available-for-sale increased by $1,238,339 during the first nine months of 1997. Securities totaling $6,702,825 were purchased during the period and the market value of the portfolio increased by $634,690. These increases were partially offset by principal payments and prepayments of $1,490,702 on mortgage-related securities and the sale of securities totaling $4,583,404.

Securities held-to-maturity decreased by $1,899,916. The decrease was the result of principal payments and prepayments of $1,405,786 on the Bank's portfolio of mortgage-backed securities and the maturity of an agency security in the amount of $500,000.

Loans receivable increased $3,438,842 during the first three quarters of 1997. During this period the Bank originated or purchased portfolio residential mortgage loans totaling $6,343,314, consumer loans totaling $1,945,650, and a short-term commercial loan in the amount of $156,000. By the end of the period, the Bank had received full repayment of the short-term commercial loan and repayments totaling $4,385,486 on other loans. Of the total mortgage loans originated or purchased during the first three quarters of the year, $3,040,141 were adjustable rate and $5,404,823 were fixed rate loans. Because of a lack of demand for certain types of loans in the Bank's primary lending area, purchased loans totaled 39% of mortgage lending during the period. The majority of purchased loans are residential and non-residential real estate loans in Colorado and Idaho mountain resort communities and non-residential real estate loans in western New Mexico. Purchased loans are subjected to the same underwriting standards and loan terms as those originated by the Bank for its portfolio.

LIABILITIES
Deposit balances decreased by $1,216,684 or 2.51% and consisted of increases of $217,068 and $761,377 in demand accounts and savings and NOW deposits, respectively, and a decrease of $2,195,129 in time deposits. The decrease in time deposits was due, in part, to the scheduled maturity of deposits held by a local school district, which were originally issued in the fourth quarter of 1996.

Advances from FHLB increased by $2,897,375 during the nine-month period ended September 30, 1997. The advances were obtained to purchase securities classified as available-for-sale. The advances have terms of approximately one year and were used to purchase callable agency securities.

Deferred income taxes increased by $177,795 during the first nine months of 1997 and was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available-for-sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities increased $634,690 during the period, which resulted in an increase in deferred income taxes. Also, legislation was passed in August of 1996 which requires the Bank to establish tax reserves for bad debts and compute additions thereto using a six-year moving average of the Bank's actual loss experience (the "Experience Method"). The additions to the tax reserves computed using the Experience Method can, within specified limitations, be deducted in arriving at taxable income. However, the Bank had established reserves for loan losses, which totaled $412,000 at September 30, 1997, which will be charged with any subsequent loan losses. Therefore, the Bank will have a difference in the treatment of loan losses for book and tax purposes and a deferred tax asset is being established for this difference.

STOCKHOLDERS' EQUITY
The increase in additional paid-in capital of $45,670 was caused by the application of an accounting standard which requires charging current expense for the fair value of shares of stock committed to be released by the Bank's Employee Stock Ownership Plan and crediting the difference between the fair value and the cost of the shares to paid-in capital.

The increase in retained earnings was the result of net earnings totaling $682,919 which more than offset the decrease in retained earnings caused by the payments of dividends of $0.45 per share totaling $270,187.

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified available-for-sale to be shown as a separate component of stockholders' equity in an amount that is net of deferred income taxes. The market value of securities classified as available-for-sale increased during the first nine months of 1997, which resulted in an increase, net of deferred income tax, of $418,895 in stockholder's equity.

On July 10, 1997, the Company repurchased 25,000 shares of its outstanding Common Stock at $24.00 per share for a total cost of $600,000.


COMPARISON OF THE OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INCOME
Net income increased $237,198 during the third quarter of 1997 when compared to the same period of 1996. Net interest income increased by $48,854, non-interest income decreased by $51,662 and non-interest expense decreased by $269,425. The provision for income taxes increased by $29,419.

INTEREST INCOME
Interest income from loans increased $83,928 or 11.98% for the quarter ended September 30, 1997. The increase was the result of an increase in the average balance of loans outstanding of $4,041,369 and an increase in yield on the loans from 8.22% to 8.23%.

The increase of $561,137 in interest on securities available-for-sale was the result of an increase in the average balance of securities of $8,298,741 and an increase in the average yield on the portfolio from 6.59% to 6.94%. The increase in yield was the result of the purchase of securities, which, on average, had a higher yield than the yield on the existing portfolio.

Interest on securities held-to-maturity decreased $41,131 and was caused primarily by a decrease in the average balance of the portfolio of $3,231,852 which offset an increase in the yield on the portfolio from 7.26% to 8.13%. The increase in yield was the result of the maturity of securities, which, on average, had a lower yield than the yield on the remaining portfolio. The proceeds of the maturities were used to fund loans and purchase available-for-sale securities.

The increase in income from other interest-earning assets of $6,075 was primarily caused by an increase in the average balance of these assets. This category of assets consists primarily of interest-earning demand and time deposits held at FHLB.

INTEREST EXPENSE
Interest expense on deposits increased $40,415 during the third quarter of 1997. This increase was the result of an increase of $2,591,321 in the average balance of deposits and an increase in the average cost of deposits from 4.58% to 4.68%.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $6,903,654 greater during the third quarter of 1997 than during the third quarter of 1996 and the average cost increased from 5.49% to 6.02% which resulted in an increase of $130,478 in interest expense.

PROVISION FOR LOAN LOSSES
No provision for loan losses was made during the third quarter of 1997. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $412,000 at September 30, 1997. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME
Non-interest income decreased $51,662 during the third quarter of 1997. The increase in the gain on sale of loans was the result of an increase in the dollar amount of loans sold. The increase in the loss on sale of available-for-sale securities was the result of the redemption of $2,000,000 of shares in a mutual fund. The increase in service charges on deposits of $2,294 was primarily caused by an increase in the number of accounts subject to service charges.

NON-INTEREST EXPENSE
Overall, non-interest expense decreased $269,425 during the third quarter of 1997.

Compensation and benefits increased by $16,477 in 1997 and was primarily caused by an increase in overall salaries and pension costs.

Occupancy and equipment expense increased $18,434 and was primarily caused by increased data processing costs and by increased depreciation expense caused by the installation of new computer hardware.

Legislation was passed in the third quarter of 1996 that provided for the recapitalization of the SAIF insurance fund via a one-time special assessment to the Bank in the amount of $304,606. Because of the recapitalization, the assessment charged by the fund totaled $330,844 for the third quarter of 1996 while the charge for the third quarter of 1997 was $7,765.

Other, net expenses increased by $18,743 and was primarily the result of the receipt of rents in the third quarter of 1996 on a mini-warehouse property held as real estate owned. The receipt of the rents from the court appointed trustee exceeded the expenses of caring for the property and collecting the monthly rents during the foreclosure proceedings.

INCOME TAXES
The provision for income taxes increased $29,419 for the quarter ended September 30, 1997. This increase was due to an increase in pre-tax income of $266,617. Further, because the Bank had established reserves for loan losses which will be charged with any subsequent loan losses and because the Bank will be allowed a deduction for losses incurred on loans foreclosed after December 31, 1995 for tax purposes, the Bank will have a difference in the treatment of loan losses for tax and financial purposes. As previously stated, a deferred tax asset is being established by the Bank and the effect of this change was a reduction in the expense for income taxes totaling $17,600 for the third quarter of 1997.


COMPARISON OF THE OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INCOME
Net income increased $366,887 during the first three quarters of 1997 when compared to the same period of 1996. Net interest income increased by $188,429, non-interest income decreased by $39,026 and non-interest expense decreased by $289,355. The provision for income taxes increased by $71,871.

INTEREST INCOME
Interest income from loans increased $368,170 or 19.33% for the nine-month period ended September 30, 1997. The increase was the result of an increase of $5,907,654 in the average balance of loans outstanding. The Bank began originating and purchasing loans outside its primary lending area, which enabled the Bank to increase the loan portfolio.

The increase of $561,137 in interest on securities available-for-sale was the result of an increase in the average balance of securities of $9,779,678 and an increase in the average yield on the portfolio from 6.39% to 6.72%.

Interest on securities held-to-maturity decreased $192,447 and was caused by a decrease in the average balance of the portfolio of $7,174,963, which offset an increase in the yield on the portfolio from 7.39% to 7.96%. The increase in yield was the result of the maturity of securities that, on average, had a lower yield than the yield on the entire portfolio. The proceeds of the maturities were used to fund loans and purchase available-for-sale securities.

The increase in income from other interest-earning assets of $12,240 was primarily caused by an increase in the average balance of these assets. This category of assets consists primarily of interest earning demand and time deposits held at FHLB.

INTEREST EXPENSE
Interest expense on deposits increased $43,894 during the first three quarters of 1997. This increase was the result of an increase of $2,861,321 in the average balance of deposits which more than offset the slight decrease in the average cost of deposits from 4.62% to 4.57%.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $9,821,654 greater during the first three quarters of 1997 than during the first three quarters of 1996 and the average cost increased from 5.28% to 5.73% which resulted in an increase of $476,381 in interest expense. The costs of advances taken or renewed after the first three quarters of 1996 were generally higher than the costs prior to the first three quarters of the previous year.

PROVISION FOR LOAN LOSSES
No provision for loan losses was made during the first nine months of 1997. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $412,000 at September 30, 1997. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME
Non-interest income decreased $39,026 or 33.78% during the first nine months of 1997. The increase in the gain on sale of loans was the result of an increase in the dollar amount of loans sold. The increase in the loss on sale of available-for-sale securities was the result of the redemption of $2,000,000 of shares in a mutual fund. The increase in service charges on deposits of $11,412 was primarily due to an increase in the number of accounts subject to service charges.

NON-INTEREST EXPENSE
Overall, non-interest expense decreased $289,355 during the first three quarters of 1997.

Compensation and benefits increased by $33,879 in 1997 and was primarily caused by an increase in overall salaries, group medical insurance and pension expenses.

Occupancy and equipment expense increased $35,503 and was primarily caused by increased data processing costs and by increased depreciation expense caused by the installation of new computer hardware.

Legislation was passed in the third quarter of 1996 that provided for the recapitalization of the SAIF insurance fund via a one-time special assessment to the Bank in the amount of $304,606. Because of the recapitalization, the assessments charged by the fund totaled $382,087 for the first three quarters of 1996 while the charges for the first three quarters of 1997 were $23,080.

INCOME TAXES
The provision for income taxes increased $71,871 for the nine-month period ended September 30, 1997. This increase was due primarily to an increase in pre-tax income. Further, because the Bank had established reserves for loan losses which will be charged with any subsequent loan losses and because the Bank will be allowed a deduction for losses incurred on loans foreclosed after December 31, 1995 for tax purposes, the Bank will have a difference in the treatment of loan losses for tax and financial purposes. As previously stated, a deferred tax asset is being established by the Bank and the effect of this change in the third quarter of 1997 was a reduction in the expense for income taxes totaling $53,000.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision regulations. This requirement, which may vary from time to time, depends upon, among other things, economic conditions and the amount of cash flows needed for operations and is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity averaged 22.49% during the third quarter of 1997. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, sales and maturities of investments and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in short-term time deposits that provide liquidity to meet lending requirements. Interest-bearing deposits at September 30, 1997 amounted to $729,707. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:

                                                          9 Months Ended
                                                           September 30,
                                                          (in thousands)
                                                       ---------------------
                                                           1997       1996
         Cash and cash equivalents at beginning of
         year-----------------------------------------   $ 2,289     $   909

         OPERATING ACTIVITIES:
           Net Income---------------------------------       683         342
           Adjustments to reconcile net income to
           net cash provided by operation
           activities---------------------------------      (277)         11
                                                           -----      ------
         Net cash provided by operating activities----       406         353

         Net cash provided (used) by investing
         activities-----------------------------------    (2,211)    (11,587)

         Net cash provided (used) by financing
         activities-----------------------------------       889      11,612
                                                           -----      ------
         Net increase (decrease) in cash and cash
         equivalents----------------------------------      (916)        378
                                                           -----      ------
         Cash and cash equivalents at end of
         period---------------------------------------   $ 1,373     $ 1,287
                                                           =====      ======

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as Federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds.

The Bank anticipates it will have sufficient funds available to meet its current loan commitments. At September 30, 1997, the Bank had outstanding commitments of $3,205,353. Certificates of deposit scheduled to mature in one year or less at September 30, 1997 totaled $24,908,708. Based on past experience, management believes that a substantial portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at September 30, 1997, as compared to the minimum regulatory requirements:

                                                     Percent Of
                                                      Adjusted
                                         Amount        Assets
                                      --------------------------
                                       (Dollars in thousands)
              TANGIBLE CAPITAL:
                Required                 $  1,306         1.50%
                Actual                     11,524        13.24%
                                           ------        ------
                    Excess                $10,218        11.74%
                                          =======        ======

              CORE CAPITAL:
                Required                 $  2,612         3.00%
                Actual                     11,524        13.24%
                                           ------        ------
                    Excess               $  8,912        10.24%
                                         ========        ======

              RISK BASED CAPITAL:
                Required                 $  2,647         8.00%
                Actual                     11,840        35.78%
                                           ------        ------
                    Excess               $  9,193        27.78%
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

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           Neither the Company nor the Bank was engaged in any legal proceedings of a material nature at September 30, 1997. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

Item 5.    Other Information

           Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
               Exhibit 11: Statement regarding computation of earnings per share.
               Exhibit 27: FDS (in electronic filing only)

           (b) Reports on Form 8-K On July 16, 1997, the Registrant filed Form 8-K announcing the successful completion of the repurchase of 25,000 shares of its outstanding stock in open market transactions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date:       November 5, 1997         /s/ Robert L. Savage
     -------------------------       President and Chief Executive Officer


Date:       November 5, 1997         /s/ Tommy A. Gardner
     -------------------------       Vice President and Chief Financial Officer