Form 10KSB
period 1997-12-31
TRI COUNTY BANCORP INC
filed 1998-03-30
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] Annual report  pursuant to section 13 or 15 (d) of the  Securities  Exchange
    Act of 1934 (No fee required)

    For the fiscal year ended December 31, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No fee required) For the transition period from ____ to ____ .


Commission File No. 0-22220

                             TRI-COUNTY BANCORP, INC.
                   --------------------------------------------
                  (Name of Small Business Issuer in Its Charter)

Wyoming                                                              83-0304855
---------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                    IRS Employer or
Organization)                                                Identification  No.

2201 Main Street, Torrington, Wyoming                                     82240
---------------------------------------                               ----------
(Address of Principal Executive Offices                               (Zip Code)

Issuer's Telephone Number, Including Area Code:              (307) 532-2111

Securities registered under to Section 12(b) of the Exchange Act: None

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

      State issuer's revenues for its most recent fiscal year.   $6,571,867

     The registrant's voting stock trades on the Nasdaq SmallCap Market under the symbol "TRIC." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock as reported by the Nasdaq SmallCap Market on March 27, 1998, was $16,636,847 ($14.25 per share based on 1,167,498 shares of Common
Stock outstanding).

      As of March 27, 1998, there were issued and outstanding 1,167,498 shares of the registrant's Common Stock.

      Transition Small Business Disclosure Format (check one):  YES [ ] NO [X]

                        DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1997. (Parts I, II, and IV)
     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1997. (Part III)

PART I

Item 1.  Business

Business of the Company

      Tri-County Bancorp, Inc. (the "Company") is a Wyoming corporation and savings and loan holding company of Tri-County Federal Savings Bank (the "Bank"). The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided the Bank retains a specified amount of its assets in housing-related investments. The office of the Company is located at 2201 Main Street, Torrington, Wyoming and its telephone number is (307) 532-2111.

Business of the Bank

      The  Bank  is  a  federally   chartered  savings  bank   headquartered  in
Torrington, Wyoming. The Bank's deposits have been federally insured since 1936 and are currently insured by the Savings Association Insurance Fund ("SAIF").

     The Bank is primarily engaged in the business of attracting deposits from the general public and using those deposits, together with other funds, to originate mortgage loans for the purchase of residential properties and to purchase mortgage-backed and investment securities. The Bank offers a full range of single and multi-family mortgages, consumer loans, commercial real estate loans, and second mortgage loans. In addition to originating loans in its market area, the Bank also purchases mortgage loans, including participations, secured by properties located primarily in Wyoming, Colorado and New Mexico, mortgage-backed securities, and investment securities. These additional earning assets are funded with the excess deposits and borrowed funds from the Federal Home Loan Bank of Seattle ("FHLB").

      The Bank is subject to  examination  and  comprehensive  regulation by the
Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of and owns capital stock in the FHLB, which is one of the 12 regional banks in the FHLB System.

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

      Year 2000. A significant amount of national attention has been directed at the possible problems that may occur with computer programs and data processing systems when they start utilizing the year 2000 in data fields. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and incorrectly calculate interest and delinquency dates. Rapid and accurate data processing is essential to the operations of the Company. Accordingly, the Company has adopted an action plan to identify all areas that may be affected by the change to the year 2000. Furthermore, the plan requires that each data processing and software provider be "certified" year 2000 compliant by December 31, 1998. The majority of the Company's data is processed by a third party service bureau. The service bureau of the Company has notified the Company that it will be year 2000 compliant by December 31, 1998. The balance of the Company's data processing and software providers have stated that they are or will be year 2000 compliant by December 31, 1998. If the Company's service bureau is unable to resolve this potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Company.

     An assessment of external entities which it interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing. Until such assessments are complete, it is not possible to predict the affect on the Company of noncompliance by external entities.

     The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. This effort is under way and is following a process of inventory, scoping and analysis, modification, testing and certification, and implementation. A major portion of these costs will be met from existing resources through a reprioritization of technology development initiatives, with the remainder representing incremental costs.

     The Company does not anticipate that the related overall costs will be material to any single year.

Market Area - Competition

      The Bank primarily has focused on serving its customers located in the communities of Torrington and Wheatland, Wyoming, which is where the Bank's offices are located. The Bank is the only local thrift serving its market area. Goshen and Platte Counties, Wyoming, and Scottsbluff County, Nebraska are considered to be the Bank's primary market area. This area was founded on agriculture, which continues to play a significant role in the economy. Some of the larger crops include sugar beets, corn, and dry beans. Agriculture and its related support industries account for the largest portion of the area's labor force. The success of agriculture is subject to various factors, including, but not limited to, weather and foreign competition. Other significant employers include local government (schools and utilities) and retail trade. At December 31, 1997, over 62% of the Bank's net loan portfolio of $40.4 million consisted of loans made to entities located in the Bank's market area. In fiscal 1997, the Bank purchased $5.1 million of mortgage loans (including participations inside its market area and outside its market area, primarily in Colorado).

      The Bank encounters strong competition both in the attraction of deposits and origination of real estate and other loans. Its most direct competition for deposits has come from two locally headquartered commercial banks, branches of one regional savings association, and one regional bank in its market area. Due to their size, many of the Bank's competitors possess greater financial and marketing resources. Based on published figures, the Bank is the only thrift headquartered in its market area. The Bank competes for deposits by offering depositors competitive interest rates and a high level of personal service.

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

Lending Activities

      General. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                            At December 31,
                             ------------------------------------------------
                                      1996                       1997
                             ----------------------    ----------------------
                                  $            %           $             %
                             ---------      -------    ---------      -------
                                        (Dollars in Thousands)
Type of Loans:
Construction...............    $ 1,537        3.80%      $    52        0.15%
One-to four-family.........     31,395       77.66        28,972       82.15
Commercial and multi-family      5,096       12.61         4,165       11.80
Consumer loans:
  Savings account loans....        170        0.42           197        0.56
  Home equity and second         1,065        2.63           785        2.23
mortgage...................
  Automobile...............      1,391        3.44         1,279        3.63
  Overdraft................         37        0.09            29        0.08
  Other....................        248        0.61           295        0.84


Less:
  Deferred loan fees.......       (102)      (0.25)          (94)      (0.27)
  Allowance for estimated
   loan losses.............       (412)      (1.01)         (415)      (1.17)
                                -------     ------       -------      ------
Total loans, net...........     $40,425     100.00%      $35,265      100.00%
                                =======     ======       =======      ======

      The following table sets forth the maturity of the Bank's loan portfolio at December 31, 1997. The table does not include prepayments. Prepayments totaled $5.75 million and $6.56 million for the years ended December 31, 1997 and 1996, respectively. All loans are shown as based on contractual maturities.

                                             1-4 Family Multi-family
                                            Real Estate  Real Estate
                                              Mortgages    Mortgages Construction Consumer   Total
                                            ----------- ------------ ------------ -------- -------
                                                                  (In Thousands)
Nonaccrual.................................     $     0      $    --      $    --  $    -- $     0
                                                 ------       ------       ------   ------  ------
Amounts due:
  within year..............................     $   148      $    63      $ 1,992  $   256 $ 2,459
  1 to 5 years.............................     $ 1,939      $   251      $    --  $ 2,005 $ 4,195
  after 5 years............................     $29,123      $ 4,495      $    --  $ 1,122 $34,740
Nonperforming..............................          --           --           --       --      --
                                                 ------       ------       ------   ------  ------
Total amount due ..........................     $31,210      $ 4,809      $ 1,992  $ 3,383 $41,394
                                                 ======       ======       ======   ======
Less:
Allowance for loan losses..................................................................   (412)
Loans in process...........................................................................   (455)
Deferred loan fees and unearned discounts..................................................   (102)
                                                                                            ------
  Loans receivable, net....................................................................$40,425
                                                                                            ======

     The following table sets forth the dollar amount of all loans due after December 31, 1997 which have fixed interest rates and which have floating or adjustable interest rates:

                                                         Floating or
                                     Fixed-Rates    Adjustable-Rates       Total
                                     -----------    ----------------     -------
                                                     (In Thousands)
One- to four-family.................     $19,564             $11,646     $31,210
Commercial and multi-family real           1,530               3,279       4,809
estate..............................
Construction........................       1,992                  --       1,992
Consumer............................       2,799                 584       3,383
                                         -------             -------     -------
  Total.............................     $25,885             $15,509     $41,394
                                         =======             =======     =======


     One- to Four-Family Mortgages. Historically, the Bank's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. The Bank also purchases mortgage loans (including participations) outside its market area to supplement loan demand in its area. A majority of these loans are purchased from a mortgage banker in Colorado and are secured by single family homes (usually second homes) or condominiums located in the central Colorado mountain resort areas.

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

     The Bank's residential mortgage lending includes 15- and 30-year fixed-rate loans, Federal Housing Administration ("FHA") loans, Veterans Administration ("VA") loans, Farmers Home Administration ("FmHA") loans, and State of Wyoming subsidized loans as well as adjustable-rate mortgage loans. Generally, the Bank sells all fixed rate loans with maturities in excess of 15 years.


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

      Regulations limit the amount that a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Bank's lending policies, however, generally limit the maximum loan-to-value ratio to 80% of the appraised value of the property, based on an independent appraisal. When the Bank makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is generally required for at least the amount of the loan in excess of 80% of the appraised value. The Bank generally does not make non-owner occupied one- to four-family loans in excess of 75% of the appraised value. The loan-to-value ratio, maturity, and other provisions of the residential real estate loans made by the Bank reflect the policy of making loans generally below the maximum limits permitted under applicable regulations.

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

      Multi-Family and Commercial Real Estate Loans. In order to enhance the yield on its assets, the Bank originates and participates with other financial institutions in permanent loans secured by multi-family and commercial real estate. These loans are originated in amounts up to 75% of the appraised value of the property. Such appraised value is determined by an independent appraiser. The Bank's multi-family and commercial real estate loans are permanent loans secured by approved property such as apartments, small office buildings, retail stores, small strip plazas, and other non-residential buildings. The Bank originates multi-family and commercial real estate loans with amortization periods of 15 to 25 years, primarily as adjustable rate mortgages. As of December 31, 1997, the Bank had 19 multi-family and commercial real estate loans totaling $4,809,013, or 11.9% of the Bank's loan portfolio. Of the $4,809,013,
$185,289 at December 31, 1997 involved loans secured by multi-family real estate. At December 31, 1997, the largest multi-family and commercial real estate loans had balances of $122,855 and $915,197, respectively. See "Origination, Purchase, and Sale of Loans" and "-- Loans-to-One Borrower."

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

      Commercial Business Loans. Regulations authorize the Bank to make secured or unsecured loans for commercial, corporate, business, and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 10% of the Bank's assets. As of December 31, 1997, the Bank had $472,418 in commercial business loans outstanding.

      Consumer Loans. Consumer loans consist of savings account loans, home improvement loans, home equity lines-of-credit, second mortgage loans, automobile loans, and personal unsecured loans. As of December 31, 1997, these consumer loans totaled $2.91 million, or 7.20%, of the Bank's loan portfolio, $1.39 million or 3.44% of which consisted of automobile loans. The Bank has actively sought consumer loans within its market area, however, competition for such loans and the low loan demand in the Bank's lending area effects the volume of such originations. Consumer lending has permitted the Bank to obtain greater yields and, at the same time, expose the institution to a smaller amount of interest rate risk, as most consumer loans do not extend beyond five years.

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

      Purchase and Sale of Loans. The Bank's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from traditional sources. Purchases of loans enable the Bank to utilize available funds more quickly and to obtain a yield higher than could generally be obtained in the alternative investment vehicles. The purchase of such loans is part of the Bank's strategy to make its overall loan portfolio more sensitive to current market conditions and interest rates.

     The Bank purchases residential first mortgage ARM loans that meet the Bank's underwriting standards, which generally follow FHLMC and FNMA guidelines, except that the Bank will generally purchase loans up to $500,000, which exceeds the limit up to which FHLMC and FNMA may purchase loans. The majority of these loans purchased are sold by the seller without recourse. It is the Bank's policy to limit the purchase of loan packages secured by a concentration of properties in a single subdivision or condominium project.

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

     The Bank purchases only ARM loans with interest rates that adjust on a monthly, semi-annual and annual basis. Currently, all purchased ARM loans adjust annually after the initial fixed period of 3 or 5 years. Most of the ARMs are indexed to interest rates at a margin of 288 basis points above a recognized index, usually the one year Treasury Note Constant Maturities Index. This cost of funds index generally lags the current market interest rates. The Bank does not purchase loans that provide for negative amortization.

      Most of the loans purchased are secured by real estate located outside of Wyoming, including Colorado, Idaho and New Mexico. At December 31, 1997, the Bank's purchased loan portfolio and participation loans totaled $16.9 million, or 41.32% of the loan portfolio. Of the purchased loan portfolio at December 31, 1997, $11.9 million are Colorado loans.

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

      Loan and Rate Commitments. At the customer's request, the Bank will commit to an interest rate for up to 60 days to prospective borrowers upon receipt of a mortgage loan application. As such, the Bank is exposed to a 60 day fluctuation on mortgage applications only for loans originated for its portfolio. In addition, loan commitments, which are generally written, are not made until the loan is approved in accordance with the Bank's loan underwriting policy. At December 31, 1997, the Bank had $1,239,400 of loan commitments to originate or purchase mortgage loans.

      Loan Servicing. As of December 31, 1997, loans serviced for others totaled $163,598. This servicing was generated more than five years ago, and fee income from these loans is not significant.

      Loans-to-One Borrower. Current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement, and civil money penalties. The Bank's maximum loan-to-one borrower limit was approximately $1.9 million as of December 31, 1997.

      At December 31, 1997, the Bank's five largest aggregate lending relationships had balances ranging from $1,211,523 to $570,462 with an average balance of $837,180. All five of these lending relationships involved loans purchased in 1997 and are secured by commercial real estate and single family residences in New Mexico, Colorado, and Idaho. At December 31, 1997, all of these loans were current.

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

      Loans 60 - 90 days delinquent totaled $152,641 at December 31, 1997.

      Nonperforming Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and other repossessed assets. At December 31, 1997 the Bank had no loans which were considered troubled debt restructurings within the meaning of SFAS No. 15.


                                                             At December 31,
                                                            1997        1996
                                                            ----        ----
                                                         (Dollars in Thousands)
   Loans accounted for on a non-accrual basis:
   Mortgage loans:
     Permanent loans secured by 1-4 dwelling units.....      $  0      $ 35
     All other mortgage loans..........................         0          0
                                                              ---        ---
   Total...............................................      $  0       $ 35
                                                              ===        ===

   Accruing consumer loans which are contractually past
     due 90 days or more...............................      $  0       $  0
                                                              ===        ===
   Total nonperforming.................................      $  0       $ 35
                                                              ===        ===
   Real estate owned, net..............................      $  0       $ 18
                                                              ===        ===
   Total nonperforming assets..........................      $  0       $ 53
                                                              ===        ===
    Total nonperforming loans to net loans.............         0%      0.10%
                                                              ===      ====
    Total nonperforming loans to total assets..........         0%      0.04%
                                                              ===      ====
    Total nonperforming assets to total assets.........         0%      0.06%
                                                              ===       ====

     Interest income not recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $0 and $4,000 for the years ended December 31, 1997 and 1996, respectively. The Bank did not include any interest income on non-accrual loans during the periods indicated. It is the Bank's general policy to accrue interest only on loans less than 91 days delinquent. Once loans are 91 days delinquent, the Bank reverses previously accrued but unpaid interest.

     Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions, which covers all problem assets, including assets that previously had been treated as "scheduled items." Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Bank's internal watchlist because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

                                                   At December 31,
                                                --------------------
                                                1997            1996
                                                ----            ----
                                                   (In Thousands)
          Special mention assets..              $ 61            $ 67
                                                 ===             ===
          Classified Assets:
            Substandard...........              $ 64            $ 99
            Doubtful..............                --              --
            Loss..................                --              --
                                                 ---             ---
              Total...............              $ 64            $ 99
                                                 ===             ===


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

     The Bank records loans as in-substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower it is doubtful the borrower will be able to repay the loan in the foreseeable future. In-substance foreclosures are accounted for as real estate acquired through foreclosure, however, title to the collateral has not been acquired by the Bank. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in-substance foreclosures. At December 31, 1997, the Bank did not have any loans classified as an in-substance foreclosure.

     The Bank held real estate owned, which consisted of one property. The property consists of a tract of undeveloped one-to-four-family residential lots and a single family dwelling. The value of the property on the records of the Bank is zero.

     Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio after management has evaluated a number of factors, including, historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming assets, current general economic conditions as they relate to the Bank's loan portfolio, and other factors related to the collectibility of the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses that may be realized in the future and that additional provisions for losses will not be required.

     The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                         At  December  31,
                                                         -----------------
                                                           1997       1996
                                                         ------     ------
                                                      (Dollars in Thousands)
     Total loans outstanding(1).......................  $40,837    $35,771
                                                         ======     ======
     Average loans  outstanding.......................   37,581     31,815
                                                         ======     ======

     Allowance for loan losses
       (at beginning of period)......................       415        424
     Provision for loan losses (credit):
       Residential....................................       --         --
       Commercial real estate.........................       --         --
       Consumer(1)....................................       --         --
     Net charge-offs:
       Residential....................................       --         (4)
       Commercial real estate.........................       --         --
       Consumer.......................................       (4)        (5)
     Net recoveries:
       Consumer.......................................
                                                              1         --
                                                         ------
     Allowance for loan losses (at end of period)....   $   412    $   415
                                                         ======     ======
     Allowance for loan losses as a percent of total
      loans outstanding..............................      1.01%      1.16%
     Net loans charged-off as a percent of average
      loans outstanding...............................   (0.02)%      0.03%
      Allowance for loan losses as a percent of
      nonperforming loans.............................     N/A    1,185.71%
----------------------
(1) Includes all loans receivable and loans held for sale, adjusted for deferred loan fees, unearned discounts, and undisbursed loans in process.

      The following table sets forth information with respect to the Bank's allowance for losses on real estate owned and other repossessed assets at the dates indicated:

                                                 At or for the year ended
                                                         December 31,
                                                   ----------------------
                                                       1997        1996
                                                       ----        ----
                                                    (Dollars in Thousands)

Total real estate owned and in judgment.......        $  32       $  50
                                                       ====        ====
Allowance balances - beginning................        $  32       $  32
Provision.....................................           --          --
Charge-offs...................................           --          --
Recoveries....................................           --          --
                                                        ---         ---
Allowance balances - ending...................        $  32       $  32
                                                       ====        ====
Allowance for losses on real estate owned and
in judgment to net real estate owned and in
judgment......................................       100.00%      64.00%
                                                     ======       =====

Interest-Bearing Accounts

     At December 31, 1997, the Bank held $1,880,407 in interest-bearing demand deposits in other financial institutions principally with the FHLB of Seattle. The Bank maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

Mortgage-backed Securities and Investment Activities

     General. At December 31, 1997, the Company had an investment portfolio of approximately $44.51 million, consisting primarily of United States agency and mortgage-related securities and open-ended mutual funds whose underlying assets are high quality fixed-rate and adjustable-rate mortgage-backed securities. The Company will consinue to seek high quality investments with short to intermediate maturities and durations of from one to five years as permitted by OTS regulations.

     The investment policy of the Bank was approved by the Board of Directors and is implemented by the Investment/Asset Liability Management Committee, which consists of the chief executive officer, the chief financial officer, and the senior lending officer. The controller of the Bank serves as the investment manager. Generally, the investment policy of the Bank is to invest funds among various categories of investments and to select maturities based on the Bank's asset/liability management policies, concern for highest investment quality, liquidity needs, and performance objectives. The investment activities of the Bank consist primarily of mortgage-backed securities and other securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof.

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

     Investment Portfolio. The following table sets forth the amortized cost of the Company's held to maturity investment portfolio, the market value of its available for sale investment portfolio, the market value of its investment in mortgage-related open-ended mutual funds and FHLMC stock, and the cost of its FHLB stock and interest-bearing deposits. At December 31, 1997, the market value of the Company's held to maturity portfolio was $8.26 million.

                                                   At December 31,
                                                ----------------------
                                                 1997            1996
                                                ------          ------
                                                    (In Thousands)
Available for sale portfolio
  Agency securities                            $13,585        $  8,921
  Mortgage related securities                   13,789          15,933
Held to maturity portfolio
  Agency securities                                503           1,006
  Mortgage related securities                    7,484           9,314
Open-ended mutual funds                          6,428           9,563
FHLMC stock                                      1,099             723
FHLB stock                                       1,625           1,253
                                               -------         -------
     Total                                     $44,513         $46,713
                                               =======         =======

      Investment and Mortgage-backed Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolios (including those held to maturity and held for sale).

                                                                        At December 31, 1997
                           ---------------------------------------------------------------------------------------------------------
                            One Year or Less   One to Five Years  Five to Ten Years  More Than Ten Years Total Investment Securities
                           ------------------ ------------------- ------------------ ------------------- ---------------------------
                           Carrying Average   Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average   Market
                              Value   Yield      Value    Yield      Value    Yield      Value    Yield      Value    Yield    Value
                           -------- -------   --------  -------   --------  -------   --------  -------   -------- --------   ------
                                                 (Dollars in Thousands, including rates thereto)
U.S. agency
obligations:

  Held to Maturity          $   --      --%     $  503    8.35%     $   --      --%    $            --%    $   503    8.35%  $   522

  Available for Sale......   2,000    5.85%      3,496    6.50%      6,094    6.18%      1,995    8.01%     13,585    7.00%   13,585

Mortgage-backed
Securities(1):

  Held for Maturity.......    612     5.72%      1,602    6.17%         97    8.92%      5,173    8.11%      7,484    7.51%    7,739

  Available for Sale......     --       --          --      --          --      --      13,789    6.81%     13,789    6.81%   13,789

FHLB Stock(2).............    N/A      N/A         N/A     N/A         N/A     N/A         N/A     N/A       1,625     N/A     1,625

FHLMC Stock(2)............    N/A      N/A         N/A     N/A         N/A     N/A         N/A     N/A       1,099     N/A     1,099

AMF Funds-Adjustable Rate
Mortgage Portfolio(2)(3)..    N/A      N/A         N/A     N/A         N/A     N/A         N/A     N/A         534    5.76%      534

AMF Funds - Mortgage
Securities Performance
Portfolio.................    N/A      N/A         N/A     N/A         N/A     N/A         N/A     N/A       5,894    6.83%    5,894
                           ------     ----      ------     ---      ------     ---      ------     ---     -------    ----    ------
    Total................. $2,612     5.82%     $5,601    5.82%     $6,191    6.22%    $20,957    7.25%    $44,513    7.01%  $44,787
                           ======     ====      ======    ====      ======    ====     =======    ====     =======    ====   =======
--------------------------
(1)  Included unamortized premiums of $47,413 at December 31, 1997.
(2)  Amounts are only included in total columns because these investments do not have stated maturities.
(3)  Asset  Management Funds for Financial  Institutions  ("AMF") is an open-end management  company registered under the Investment Company Act of 1940, as amended.  AMF consists of five separate  portfolios,  two in which the Bank invests.  AMF invests in various  securities  that federal savings and loan associations can invest in directly.  Shay Assets  Management Co. serves as
     AMF's investment advisor.

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

     Regular savings, NOW accounts, and money market accounts constituted $13.05 million, or 28.73% of the Bank's deposit portfolio at December 31, 1997. Certificates of deposit with original maturities of three to 12 months constituted $14.87 million or 32.75% of the deposit portfolio. Jumbo certificates of deposit, with principal amounts of $99,000 or more, constituted $4.40 million or 9.70% of the portfolio at December 31, 1997. Of that amount, $877,000 was deposits of the State of Wyoming for which the Bank pledged a $3.0 million Federal Home Loan Bank (FHLB) debenture.

      The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.
                                       At December 31,
                                      ----------------
                                      1997        1996
                                      ----        ----
                                       (In Thousands)
Interest Rate
-------------
3.01-4.00%.......................  $   --      $   513
4.01-5.00%.......................    4,642      11,111
5.01-6.00%.......................   26,980      23,224
6.01-7.00%.......................      738       1,073
7.01-8.00........................       --          45
                                   -------     -------
  Total..........................  $32,360     $35,966
                                   =======     =======

     The following table sets forth the amount and maturities of time deposits at December 31, 1997.

                                                     Amount Due
                      --------------------------------------------------------------------
                                                                          After
                      December 31,   December 31,   December 31,   December 31,
Interest Rate                 1998           1999           2000           2000      Total
-------------         ------------   ------------   ------------   ------------   --------
                                                (In Thousands)
3.01-4.00%                 $    --         $   --         $   --         $   --    $    --
4.01-5.00%.........          4,642             --             --             --      4,642
5.01-6.00%.........         19,528          5,324            957          1,171     26,980
6.01-7.00%.........             --            282            404             52        738
7.01-8.00%.........             --             --             --             --         --
                           -------         ------         ------         ------    -------
 Total.............        $24,170         $5,606         $1,361         $1,223    $32,360
                           =======         ======         ======         ======    =======


     The following table indicates the amount of the Bank's certificate accounts of $100,000 or more by time remaining until maturity as of December 31, 1997.

Maturity Period                                      Balances
                                                     --------
                                                 (In Thousands)
Three months or less.........................          $1,662
Over three through six months................             386
Over six through twelve months...............           1,479
Over twelve months...........................             877
                                                       ------
    Total....................................          $4,404
                                                       ======

Borrowings

     As a member of the FHLB of Seattle, the Bank has access to its advance program and other credit products. At December 31, 1997, the Bank had $29.70 million borrowings outstanding from the FHLB. As of and for the year ended December 31, 1997, the Bank had no other borrowings. The Bank matches FHLB advances with mortgage-backed securities with similar maturity to take advantage of the difference (or spread) between the rate paid on the advances and the yield on the securities. The following table sets forth certain information as the Bank's FHLB advances about the dates indicated.

                                       As of and for the Years Ended
                                       -----------------------------
                                               1997             1996
                                            -------          -------
                                             (Dollars in Thousands)
          Maximum balance..........         $30,901          $23,460
          Average balance..........          26,624           17,629
          Balance at end of period.          29,697           23,460
          Weighted average rate:
             at end of period.......           5.79%            5.52%
             during the period......           5.75%            5.35%

Subsidiary Activity

     In September 1993, the Company acquired all of the capital stock of the Bank. The officers of the Company consist of the officers of the Bank. The Company is organized as a savings and loan holding company. As of December 31, 1997, the net book value of the Company's investment in the Bank amounted to $12.23 million.

     The Bank has one wholly-owned subsidiary corporation, First Tri-County Service, Inc. ("FTCS"). FTCS was incorporated in the State of Wyoming in August 1982 and is engaged in the sale of life, credit life, and disability insurance. The Bank is permitted to invest up to 2% of its assets in the capital stock of subsidiary corporations or in loans (secured or unsecured) to those entities. An additional investment of 1% of assets is allowed if the additional investment is used for community development purposes. Based upon the 2% limitation, as of December 31, 1997, the Bank was authorized to invest up to approximately $1.79 million in the stock of service corporations. As of December 31, 1997, the net book value of the Bank's investment in stock, unsecured loans and conforming loans in its service corporation was $14,604.

Employees

     Substantially, all of the activities of the Company are conducted through the Bank, therefore at December 31, 1997, the Company did not have any salaried employees. As of December 31, 1997, the Bank had 17 full-time employees and three part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

     Set forth below is a brief description of certain laws that related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

Regulation of the Bank

     General. The Bank is subject to supervision and examination by the OTS. In addition, the Bank is insured by and subject to certain regulations of the FDIC and is a member of the FHLB. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

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

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the fiscal year ended December 31, 1997, amounted to approximately $30,518.

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

     As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1997:

                                             Percent of
                                      Amount   Adjusted
                                                 Assets
                                     ------- ----------
                                   (Dollars in Thousands)
Tangible Capital:
Regulatory requirement..........    $  1,332      1.50%
Actual capital..................      11,842     13.34%
                                      ------     -----
      Excess....................     $10,510     11.84%
                                      ======     =====

Core Capital:
Regulatory requirement..........    $  2,668      3.00%
Actual capital..................      11,842     13.34%
                                      ------     -----
      Excess....................    $  9,174     10.34%
                                     =======     =====

Risk-Based Capital:
Regulatory requirement..........    $  2,784      8.00%
Actual capital..................      12,185     34.00%
                                      ------     -----
      Excess....................    $  9,401     26.00%
                                     =======     =====

     Effect of Inflation and Changing Prices. The Bank's financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services.

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

     An institution's interest rate risk is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The following table presents the Bank's NPV at December 31, 1997 as calculated by the OTS and based on OTS assumptions utilizing raw data voluntarily provided to the OTS by the Bank.

   Change in Interest
Rates in Basis Points
      (Rate Shock)(1)       Net Portfolio Value        NPV as % of Assets
--------------------- ----------------------------  -----------------------
                      $ Amount $ Change   % Change    NPV Ratio    Change
                      -------- --------   --------    ---------    ------
                                  (Dollars in Thousands)
             +400 bp    9,510   (6,612)      (41)%       11.44%   -609 bp
             +300 bp   11,279   (4,843)      (30)%       13.20%   -432 bp
             +200 bp   13,062   (3,061)      (19)%       14.88%   -264 bp
             +100 bp   14,701   (1,422)       (9)%       16.34%   -119 bp
                0 bp   16,123                    %       17.52%        bp
             -100 bp   17,222    1,099          7%       18.37%    +85 bp
             -200 bp   17,891    1,768         11%       18.81%   +129 bp
             -300 bp   18,711    2,588         16%       19.36%   +183 bp
             -400 bp   19,928    3,805         24%       20.21%   +268 bp
---------------
(1) Denotes rate shock used to compute interest rate risk capital component.

                                            As of
                                        December 31,
                                             1997
                                        ------------
RISK MEASURES:
200 Basis Point Rate Shock
Pre-Shock NPV Ratio:  NPV as %
  of Present Value of Assets...            17.52%
Exposure Measure:  Post-Shock
  NPV Ratio....................            14.88%
Sensitivity Measure:  Change in
  NPV Ratio....................            - 264 bp

CALCULATION OF CAPITAL COMPONENT:
Change in NPV as % of Present
  Value of Assets..............           - 3.43%
Interest Rate Risk Capital
Component......................               --


     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

     Although the Bank is not subject to the interest rate risk component reduction discussed above, the Bank is still subject to interest rate risk and, as can be seen above, rising interest rates will reduce the Bank's NPV. The OTS has authority to require otherwise exempt institutions to comply with the rule concerning interest rate risk

     Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

     OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1997, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

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

     Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Seattle. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every twelve months. As of December 31, 1997, the Bank was in compliance with its QTL requirement with 87.70% of its assets invested in QTIs.

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

     Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital; collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include the Company and any company that would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

     Regulations require the Bank (i) to extend credit to its officers, directors, and 10% shareholders, as well as to entities that such persons control on terms substantially similar to those offered to unaffiliated individuals, (ii) place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and (iii) require certain approval procedures to be followed. An exception to this limitation is made where there is an employee benefit program that provides for extensions of credit to insiders that are widely available to employees of the Bank and does not give preference to an insider over other employees of the Bank.

     Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1997, the Bank's required liquid asset ratio is 4%.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1997, the Bank had $1.63 million in FHLB stock, which was in compliance with this requirement.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1997, the Bank was in compliance with these Federal Reserve Board requirements.

Item  2.  Description of Property

      (a) Properties.

      Currently, the Company does not own real property but utilizes the offices of the Bank. The Bank operates from its main office located in downtown Torrington at 2201 Main Street, Torrington, Wyoming 82240 and from a branch office located at 957 Maple Street, Wheatland, Wyoming 82201. The Bank owns both office facilities. The main office was opened in 1935 and the present facility has 4,380 square feet. The total investment in the property and equipment at the main office is $1,237,062 with a net book value of $723,049 at December 31, 1997. The Wheatland branch was opened in June 1979 with the present facility being built in July 1980. The total investment in the property and equipment at the Wheatland branch is $529,834 with a net book value of $163,831 at December 31, 1997.

      At  December  31,  1997,  the Bank  had a total  investment  in its  land, buildings and improvements, and fixtures, furniture, and equipment of $1,766,897, less accumulated depreciation of $880,018, for a net carrying value of $886,879.

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

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.


PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

      The information contained under the section captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (the "Annual Report"), is incorporated herein by reference.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not Applicable.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act

      The information contained under the section captioned "I -- Information with respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on April 29, 1998 (the "Proxy Statement") which is incorporated herein by reference.

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

Item 13.  Exhibits, List and Reports on Form 8-K

(a)(1)The Consolidated Financial Statements and Independent Auditors' Reports included in the Annual Report, listed below, are incorporated herein by reference.

      1.    Independent Auditors' Reports

      2.    Tri-County Bancorp, Inc. and Subsidiary
          (a) Consolidated Statements of Financial Condition at December 31, 1997 and 1996
          (b) Consolidated Statements of Operations for the years ended December 31, 1997 and 1996
          (c) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997 and 1996
          (d) Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996
          (e)  Notes to Consolidated Financial Statements

(a)(2)All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3)Exhibits are either filed or attached as part of this Report or incorporated herein by reference.

          3.1  Articles of Incorporation of Tri-County Bancorp,  Inc.*

          3.2  Bylaws of Tri-County Bancorp, Inc.*

          4    Specimen Stock Certificate**

          10.1 1993 Stock Option Plan*

          10.2 Management Stock Bonus Plan and Trust*

          10.3 Employment Agreement with Robert L. Savage

          10.4 Form of Employment Agreement with two Executive Officers of the Bank

          11 Statement re: Computation of Per Share Earnings (see Footnote 1 in the Annual Report)

          13 Annual Report to Stockholders for the fiscal year ended December 31, 1997

          21   Subsidiaries of the Registrant (See information provided at "Item
               1. Business -- Subsidiary Activity"). 23 Consent of Dalby, Wendland & Co., P.C.

          23   Financial Data Schedule***

(b)  Reports on Form 8-K.

     On November 4, 1997, the Registrant announced that its Board of Directors declared a 100% stock dividend. The Registrant issued a stock dividend of 100% on the Company's outstanding common stock, payable on December 8, 1997 to stockholders of record as of November 18, 1997.


(c) Exhibits to this Form 10-KSB are attached or incorporated by reference as stated above.
--------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (33-65162) declared effective by the Commission on August 12, 1993.
** Incorporated by reference to the Annual Securities Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-22220) filed with the SEC.
***  In electronic filing only.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRI-COUNTY BANCORP, INC.

Dated:  March 30, 1998                    By: /s/ Robert L. Savage
                                              --------------------
                                                  Robert L. Savage
                                                  President, Chief Executive
                                                  Officer and Director (Duly
                                                  Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/ Robert L. Savage                      By:   /s/ William J. Rueb
          ----------------                                ---------------
          Robert L. Savage                                William J. Rueb
          President, Chief Executive Officer              Director
          and Director (Principal Executive
          Officer)

Date: March 30, 1998                            Date: March 30, 1998


By:   /s/ Larry C. Goddard                      By:   /s/ Lance H. Griggs
          ----------------                                ---------------
          Larry C. Goddard                                Lance H. Griggs
          Chairman of the Board                           Director

Date: March 30, 1998                            Date: March 30, 1998


By:   /s/ David C. Kellam                        By:   /s/ Tommy A. Gardner
          ---------------                                  ----------------
          David C. Kellam                                  Tommy A. Gardner
          Director                                         Vice President,
                                                           Principal Accounting
                                                           and Financial Officer

Date: March 30, 1997                            Date: March 30, 1998


By:   /s/ Carl F. Rupp
          ------------
          Carl F. Rupp
          Director

Date: March 30, 1998