Form 10QSB
period 1998-03-31
TRI COUNTY BANCORP INC
filed 1998-05-08
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC 20549



                                       FORM 10-QSB




(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1998.

          Class                                          Outstanding
$.10 par value common stock                             1,167,498 shares

Transitional Small Business Disclosure Format (check one):

Yes           No   X

                        TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

                                          INDEX

         PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Financial
                  Condition as of March 31, 1998 (unaudited)
                  and December 31, 1997................................3

                  Condensed Consolidated Statements of Operations
                  for the Three Months Ended March 31, 1998
                  and 1997 (unaudited).................................4

                  Condensed Consolidated Statements of Stockholder's Equity for the Three Months
                  Ended March 31, 1998 (unaudited).....................5

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 1998
                  and 1997 (unaudited).................................6

                  Notes to Condensed Consolidated Financial Statements.7

         Item 2.  Management's Discussion and Analysis or Plan
                  of Operation.........................................9


         PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings...................................15

         Item 2.  Changes in Securities...............................15

         Item 3.  Default Upon Senior Securities......................15

         Item 4.  Submissions of Matters to a Vote of
                  Security Holders....................................15

         Item 5.  Other Information...................................15

         Item 6.  Exhibits and Reports on Form 8-K....................15


         SIGNATURES...................................................16

                              PART I - FINANCIAL INFORMATION
                              Item 1 - Financial Statements


                        TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 March 31,       December
                            ASSETS                                 1998             31,
                                                                (unaudited)         1997
                                                                ------------     -----------
Cash                                                           $   571,630     $   758,398
Interest earning deposits at other financial institutions        1,277,392       1,880,407
Securities available-for-sale                                   36,708,007      36,526,012
Securities held-to-maturity, market value of $7,699,150 (1998)
and $8,260,991 (1997)                                            7,479,197       7,987,250
Loans receivable, net                                           41,426,374      40,425,288
Loans held for resale                                              157,959         117,111
Office property and equipment, net                                 872,046         886,879
Prepaid expenses and other assets
                                                                   770,105       1,379,180
                                                               -----------     -----------
                                                 Total Assets  $89,262,710     $89,960,525
                                                               ===========     ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits                                                $   707,983     $   541,510
Savings and NOW deposits                                        12,995,800      12,504,022
Other time deposits                                             31,221,666      32,359,696
                                                               -----------     -----------
                                               Total Deposits   44,925,449      45,405,228
                                                               -----------     -----------

Advances from Federal Home Loan Bank                            29,134,742      29,696,616
Advances by borrowers for taxes and insurance                      162,554         101,267
Accounts payable and accrued expenses                              322,957         269,105
Deferred income taxes                                              672,978         661,125
                                                               -----------     -----------
                                            Total Liabilities   75,218,680      76,133,341
                                                               -----------     -----------

Stockholders' Equity
   Preferred stock, $.10 par value, 5,000,000 shares                    --              --
     authorized, none issued
   Common stock, 10,000,000 shares of $.10 par value
     authorized, 1,495,000 (1998) and 747,500 (1997) shares
     issued and outstanding                                        149,500         149,500
   Additional paid in capital                                    7,126,396       7,100,600
   Retained earnings - substantially restricted                  8,907,989       8,792,947
   Unearned compensation relating to Management Stock Bonus
     Plan and ESOP                                                (358,350)       (388,025)
   Unrealized gain/(loss) on securities available-for-sale,
     net of tax                                                    863,809         817,476
   Treasury stock, 327,502 (1997) and 138,751 (1996) shares,
     at cost                                                    (2,645,314)     (2,645,314)
                                                               -----------     -----------
                                   Total Stockholders' Equity   14,044,030      13,827,184
                                                               -----------     -----------
                   Total Liabilities and Stockholders' Equity  $89,262,710     $89,960,525
                                                               ===========     ===========

                        TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                               1998         1997
                                                           -----------  -----------
             Interest Income
                Loans                                      $  857,653   $  738,497
                Securities available-for-sale                 562,098      585,425
                Securities held-to-maturity                   151,995      190,584
                Other interest earning assets                  16,983       11,975
                                                           ----------   ----------
                                    Total Interest Income   1,588,729    1,526,481
                                                           ----------   ----------
             Interest Expense
                Deposits                                      510,683      546,818
                Advances and other borrowings                 397,388      316,022
                                                           ----------   ----------
                                   Total Interest Expense     908,071      862,840
                                                           ----------   ----------
                                      Net Interest Income     680,658      663,641
             Provision for Credit Losses                           --           --
                                                           ----------   ----------
                      Net Interest Income After Provision
                                        for Credit Losses     680,658      663,641
                                                           ----------   ----------

             Non-Interest Income
                Gain on sale of loans                           6,660        9,951
                Gain (loss) on sale of available-for-sale
                  securities                                       --           --
                Service charges on deposits                    29,262       28,180
                Other, net                                      4,474        4,461
                                                           ----------   ----------
                                Total Non-Interest Income      40,396       42,592
                                                           ----------   ----------
             Non-Interest Expense
                Compensation and benefits                     209,463      189,600
                Occupancy and equipment                        80,426       75,792
                Federal deposit insurance premium               7,470        7,351
                Other, net                                     90,903       89,300
                                                           ----------   ----------
                               Total Non-Interest Expense     388,262      362,043
                                                           ----------   ----------
                           Net Income Before Income Taxes     332,792      344,190
             Income Taxes                                     101,000      115,252
                                                           ----------   ----------
                                               Net Income  $  231,792      228,938
                                                           ==========   ==========
             Earnings Per Common Share - Basic               $   0.20     $   0.19
                                                             ========     ========
                          Cash Dividends Per Common Share    $   0.10     $   0.08
                                                             ========     ========

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For the Three Months Ended March 31, 1998
                                   (unaudited)

                                                                                              Unrealized
                                                                    Employee                  Gain on
                                            Additional              Stock       MSBP          Securities
                                  Common    Paid-in     Retained    Ownership   Unearned      Available   Treasury
                                  Stock     Capital     Earnings    Plan        Compensation  for Sale    Stock         Total
                                ---------------------------------------------------------------------------------------------------
BALANCE - December 31, 1997       $149,500  $7,100,600  $8,792,947  $(343,850)  $(44,175)     $817,476    $(2,645,314)  $13,827,184

      Net earnings                      --          --     231,792         --         --            --             --       231,792

      Repayment of ESOP debt            --          --          --     14,950         --            --             --        14,950

      Allocation of ESOP shares         --      25,796          --         --         --            --             --        25,796

      Amortization of deferred          --          --          --         --     14,725            --             --        14,725
        compensation

      Change in unrealized
        gain on securities
        available-for-sale,
        net of tax                      --          --          --         --         --        46,333             --        46,333

      Dividends paid                    --          --    (116,750)        --         --            --             --      (116,750)

      Treasury stock purchased          --          --          --         --         --            --             --            --
                                  --------  ----------  ----------  ---------   --------      --------    -----------   -----------
BALANCE - March 31, 1998          $149,500  $7,126,396  $8,907,989  $(328,900)  $(29,450)     $863,809    $(2,645,314)  $14,044,030
                                  ========  ==========  ==========  =========   ========      ========    ===========   ===========

                                 TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)

                                                          Three Months Ended
                                                                 March 31,
                                                            1998           1997
                                                       ------------    ------------
Net Cash Provided by Operations                         $  888,718      $  167,942
                                                       ------------    ------------

Investing Activities
  Principal payments received on held-to-maturity
    securities                                             507,179         476,736
  Purchase of held-to-maturity securities                       --              --
  Purchase of available-for-sale securities             (5,055,914)     (1,001,900)
  Sale of available-for-sale securities                  4,000,000              --
  Principal payments received on held-to-maturity
    securities                                            967,829          356,638
  Net decrease (increase) in loans                        902,485          302,462
  Purchase of loans                                    (1,903,187)        (310,449)
  Proceeds from sale of real estate owned                      --           18,025
  Investment in property and equipment and real
    estate owned                                          (14,421)         (14,353)
                                                       ----------       ----------
    Net Cash Provided (Used) By Investing Activities     (596,029)        (172,841)
                                                       ----------       ----------

Financing Activities
  Net increase (decrease) in deposits                    (482,706)         377,368
  Net increase (decrease) in advances from
     borrowers for taxes and insurance                     60,906           47,774
  FHLB borrowings                                       7,000,000       11,750,000
  Repayment of FHLB advance                            (7,561,875)     (12,111,874)
  Payments received from ESOP                              14,950            6,114
  Treasury stock purchased                                     --               --
  Cash dividends paid                                    (116,749)         (91,312)
                                                       ----------      -----------
    Net Cash Provided (Used) By Financing Activities   (1,085,474)         (21,930)
                                                       ----------      -----------
    Increase (Decrease) in Cash and Cash Equivalents     (792,785)         (26,829)

Cash and cash equivalents - beginning of period         2,638,807        2,288,592
                                                       ----------      -----------
Cash and cash equivalents - end of period              $1,846,022       $2,261,763
                                                       ==========       ==========

Supplemental Disclosures
  Cash paid for:
      Interest                                         $  914,616          862,833
      Income taxes                                         39,700            7,000


                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Tri-County Bancorp, Inc. (the "Company"), Tri-County Federal Savings Bank (formerly Tri-County Federal Savings and Loan Association) (the "Bank") and First Tri-County Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read together with the 1997 consolidated financial statements and notes thereto of Tri-County Bancorp, Inc. and Subsidiaries included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. However, all normal recurring adjustments have been made which, in the opinion of Management, are necessary to the fair presentation of the financial statements.

The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the year ending December 31, 1998 or any other period.

See Notes 2 and 3.

NOTE 2 - EARNINGS PER SHARE

In February  1997, the FASB issued  Statement No. 128,  Earnings Per Share (SFAS
128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants, and convertible securities. Diluted EPS is very similar to fully diluted EPS. All EPS amounts presented have been restated, as applicable, to conform with the new requirements.

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


CHANGES IN FINANCIAL CONDITION

ASSETS

The total assets of the Bank decreased by $697,815 or 0.78% during the first three months of 1998.

Securities available-for-sale increased by $181,995 during the first quarter of 1998. Securities totaling $5,055,914 were purchased during the period and the market value of the portfolio increased by $70,176. These increases were partially offset by principal payments and prepayments of $967,829 on mortgage-related securities and the redemption of agency securities totaling $4,000,000.

Securities held-to-maturity decreased by $508,053. The decrease was primarily the result of principal payments and prepayments of $507,559 on the Bank's portfolio of mortgage-backed securities.

Loans receivable increased $1,001,086 during the first quarter of 1998. During this period the Bank originated or purchased portfolio residential mortgage loans totaling $2,985,037, non-residential mortgage loans totaling $39,500, consumer loans totaling $557,009, and commercial loans in the amount of $73,050. During the same period, the Bank received scheduled payments and prepayments totaling $2,758,644 on its loan portfolio. Of the total mortgage loans originated or purchased during the first three months of the year, $1,316,850 were adjustable rate and $1,707,687 were fixed rate loans. Because of a lack of demand for certain types of loans in the Bank's primary lending area, purchased loans totaled 52% of mortgage lending during the period. The majority of purchased loans are residential and non-residential real estate loans in Colorado and Idaho mountain resort communities and non-residential real estate loans in western New Mexico. Purchased loans are subjected to the same underwriting standards and loan terms as those originated by the Bank for its portfolio.

LIABILITIES

Deposit balances decreased by $479,779 or 1.06% and consisted of increases of $166,473 and $491,778 in demand accounts and savings and NOW deposits, respectively, and a decrease of $1,138,030 in time deposits. The decrease in time deposits was due, in part, to the scheduled maturity of deposits held by a local school district which were originally issued in the previous year.

Advances from FHLB decreased by $561,874 during the three-month period ended March 31, 1998. The change was caused by a decrease in the amount of advances obtained or renewed to purchase or carry securities classified as available-for-sale.

Deferred income taxes increased by $11,853 during the first three months of 1998 and was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available-for-sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities increased $70,186 during the period, which resulted in an increase in deferred income taxes.

STOCKHOLDERS' EQUITY

The increase in additional paid-in capital of $25,796 was caused by the application of an accounting standard which requires charging current expense for the fair value of shares of stock committed to be released by the Bank's Employee Stock Ownership Plan and crediting the difference between the fair value and the cost of the shares to paid-in capital.

The increase in retained earnings was the result of net earnings totaling $231,792 which more than offset the decrease in retained earnings caused by the payments of dividends of $0.10 per share totaling $116,750.

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified available-for-sale to be shown as a separate component of stockholders' equity in an amount which is net of deferred income taxes. The market value of securities classified as available-for-sale increased during the first three months of 1998 and resulted in an increase, net of deferred income tax, of $46,333 in stockholder's equity.


COMPARISON OF THE OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 1998 AND 1997

NET INCOME

Net income increased $2,854 during the first quarter of 1998 when compared to the same period of 1997. Net interest income increased by $17,017, non-interest income decreased by $2,196 and non-interest expense increased by $26,219. The provision for income taxes decreased by $14,252.

INTEREST INCOME

Interest income from loans increased $119,156 or 16.13% for the quarter ended March 31, 1998. The increase was the result of an increase in the average balance of loans outstanding of $5,691,369 and an increase in yield on the loans from 8.23% to 8.31%.

The decrease of $23,327 in interest on securities available-for-sale was the result of a decrease in the average balance of securities of $1,365,741 which more than offset an increase in the average yield on the portfolio from 6.30% to 6.38%. The increase in yield was the result of the purchase of securities, which, on average, had a higher yield than the yield on the existing portfolio.

Interest on securities held-to-maturity decreased $38,589 and was caused primarily by a decrease in the average balance of the portfolio of $2,318,852 and a decrease in the yield on the portfolio from 7.62% to 7.52%. The decrease in yield was the result of the higher level of principal prepayments on the higher yielding mortgage-backed securities in the portfolio.

The increase in income from other interest-earning assets of $5,008 was primarily caused by an increase in the average balance of these assets. This category of assets consists primarily of interest-earning demand and time deposits held at FHLB.

INTEREST EXPENSE

Interest expense on deposits decreased $36,135 during the first quarter of 1998. This decrease was the result of an decrease of $3,411,321 in the average balance of deposits and a slight decrease in the average cost of deposits from 4.55% to 4.54%.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $4,836,654 greater during the first quarter of 1998 than during the first quarter of 1997 and the average cost of the borrowings increased from 5.42% to 5.64% which resulted in an increase of $81,366 in interest expense.

PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the first quarter of 1998. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $412,000 at March 31, 1998. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME

Non-interest income decreased $2,196 during the first quarter of 1998. The decrease in the gain on sale of loans of $3,291 was the result of a decrease in the dollar amount of loans sold. The increase in service charges on deposits of $1,082 was primarily caused by an increase in the number of accounts subject to service charges.

NON-INTEREST EXPENSE

Overall, non-interest expense increased $26,219 during the first quarter of 1998. Compensation and benefits increased by $19,863 in 1998 and was primarily caused by an increase in overall salaries and pension costs. Occupancy and equipment expense increased $4,634 and was primarily caused by increased data processing costs and by increased depreciation expense caused by the installation of new computer hardware. Other, net expenses increased by $1,603 and was the result of the overall net increase in numerous miscellaneous expenses.

INCOME TAXES

The provision for income taxes decreased $14,252 for the quarter ended March 31, 1998 when compared to the save period of the previous year. This decrease was due to the payment of additional taxes totaling $12,952 for the tax year ending December 31, 1996 during the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision regulations. This requirement, which may vary from time to time, depends upon, among other things, economic conditions and the amount of cash flows needed for operations and is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. The Bank's liquidity averaged 56.79% during the first quarter of 1998. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, sales and maturities of investments and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in short-term time deposits that provide liquidity to meet lending requirements. Interest-bearing deposits at March 31, 1998 amounted to $1,277,392. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:

                                                                 3 Months
                                                              Ended March 31,
                                                              (in thousands)
                                                          ----------------------
                                                                1998   1997

Cash and cash equivalents at beginning of year...........     $ 2,639   $ 2,289
                                                              -------   -------
     OPERATING ACTIVITIES:
       Net Income........................................         232       229
         Adjustments to reconcile net income to
         net cash provided by operation activities.......         657       (61)
                                                              -------   -------
       Net cash provided by operating activities.........         889       168

     Net cash provided (used) by investing
     activities..........................................        (596)     (173)

     Net cash provided (used) by financing
     activities..........................................      (1,086)      (22)
                                                              -------   -------
     Net increase (decrease) in cash and cash
     equivalents.........................................        (793)      (27)
                                                              -------   -------
     Cash and cash equivalents at end of
     period..............................................     $ 1,846   $ 2,262
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

The Bank anticipates it will have sufficient funds available to meet its current loan commitments. At March 31, 1998, the Bank had outstanding commitments of $1,376,994. Certificates of deposit scheduled to mature in one year or less at March 31, 1998 totaled $23,833,077. Based on past experience, Management believes that a substantial portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at March 31, 1998, as compared to the minimum regulatory requirements:

                                                                     To Be Well
                                                                     Capitalized Under
                                                For Capital          Prompt Corrective
                             Actual             Adequacy Purposes    Action Provisions
                             ---------------------------------------------------------
                             Dollars  Ratio     Dollars  Ratio       Dollars  Ratio
                             ---------------------------------------------------------
March 31, 1998
Total Equity Capital
 (to risk-weighted assets)   $12,989  37.9%      $2,744   8.0%       $3,431   10.0%
Tier 1 Capital
 (to risk-weighted assets)   $12,123  35.3%      $1,372   4.0%       $2,058    6.0%
Tier 1 Capital
 (to adjusted total assets)  $12,123  13.8%      $3,521   4.0%       $4,402    5.0%

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


YEAR 2000 COMPLIANCE

Tri-County Federal Savings Bank relies upon computers for the daily conduct of its business and for general data processing. Significant national attention has been directed at possible problems that may occur with computer programs and data processing systems when they start utilizing the year 2000 in data fields. Accordingly, the Bank has adopted a Year 2000 plan (the Plan) to identify all areas that may be affected by the change to the year 2000. The Plan includes ensuring that external vendors and services are adequately addressing the system and software issues related to the year 2000 by requiring written certifications that the systems and software are fully Year 2000 compliant by December 31, 1998. The majority of the Bank's data is processed by a third party service bureau. The service bureau has notified the Bank that it will be Year 2000 compliant by October 31, 1998. If the Bank's service bureau is unable to resolve this potential problem in time, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the consolidated financial condition and results of operations of Tri-County Federal Savings Bank.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

      Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1998. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


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

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date:       May 8, 1998               /s/ Robert L. Savage
     -------------------------        President and Chief Executive Officer


Date:       May 8, 1998               /s/ Tommy A. Gardner
     -------------------------        Vice President and Chief Financial Officer