Form 10QSB
period 1998-06-30
TRI COUNTY BANCORP INC
filed 1998-08-07
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB




(Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                            OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number        0-22220

TRI-COUNTY BANCORP, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

WYOMING
(State or Other Jurisdiction of Incorporation or Organization)

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

The number of shares outstanding of each of the issuer's classes of common stock as of August 7, 1998.

Class                                             Outstanding
$.10 par value common stock                       1,167,498 shares

Transitional Small Business Disclosure Format (check one): Yes        No   X

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial
Condition as of June 30, 1998 (unaudited)
and December 31, 1997..............................................3

Condensed Consolidated Statements of Operations
for the Three Months and Six Months Ended June 30, 1998
and 1997 (unaudited)...............................................4

Condensed Consolidated Statements of Stockholder's Equity
for the Six Months Ended June 30, 1998 (unaudited).................5

Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 1998
and 1997 (unaudited)...............................................6

Notes to Condensed Consolidated Financial Statements...............7

Item 2. Management's Discussion and Analysis or Plan
of Operation.......................................................9


                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.........................................17

Item 2. Changes in Securities.....................................17

Item 3. Default Upon Senior Securities............................17

Item 4. Submissions of Matters to a Vote of Security Holders......17

Item 5. Other Information.........................................17

Item 6. Exhibits and Reports on Form 8-K..........................17


SIGNATURES........................................................18

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements


                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         June 30,   December 31,
                                    ASSETS                                 1998         1997
                                                                       (unaudited)
                                                                      ------------   -----------
Cash                                                                  $   485,471    $   758,398
Interest earning deposits at other financial institutions               5,054,233      1,880,407
Securities available-for-sale                                          32,234,461     36,526,012
Securities held-to-maturity, market value of $7,005,664 (1998) and
$8,260,991 (1997)                                                       6,825,657      7,987,250
Loans receivable, net                                                  40,210,594     40,425,288
Loans held for resale                                                     373,657        117,111
Office property and equipment, net                                        843,659        886,879
Prepaid expenses and other assets                                         521,689      1,379,180
                                                                      -----------    -----------
                                                       Total Assets   $86,549,421    $89,960,525
                                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits                                                       $   802,122    $   541,510
Savings and NOW deposits                                               13,506,298     12,504,022
Time deposits                                                          31,285,850     32,359,696
                                                                      -----------    -----------
                                                    Total Deposits     45,594,270     45,405,228
                                                                      -----------    -----------

Advance from Federal Home Loan Bank                                    25,622,867     29,696,616
Advances by borrowers for taxes and insurance                             114,266        101,267
Accounts payable and accrued expenses                                     307,275        269,105
Deferred income taxes                                                     679,127        661,125
                                                                      -----------    -----------
                                                 Total Liabilities     72,317,805     76,133,341
                                                                      -----------    -----------

Stockholders' Equity
    Preferred stock, $.10 par value, 5,000,000 shares authorized,
    none issued                                                                 0              0
    Common stock, 10,000,000 share of $.10 par value authorized,
    1,495,000 (1998) and 1,495,000 (1997) shares issued                   149,500        149,500
    Additional paid in capital                                          7,152,276      7,100,600
    Retained earnings - substantially restricted                        9,006,760      8,792,947
    Unearned compensation relating to Management Stock Bonus Plan
    and ESOP                                                             (328,675)      (388,025)
    Unrealized gain/(loss) on securities available-for-sale, net
    of tax                                                                897,069        817,476
    Treasury stock, 327,502 (1998) and 327,502 (1997) shares, at
    cost                                                               (2,645,314)    (2,645,314)
                                                                      -----------    -----------
                                        Total Stockholders' Equity     14,231,616     13,827,184
                                                                      -----------    -----------
                        Total Liabilities and Stockholders' Equity    $86,549,421    $89,960,525
                                                                      ===========    ===========

           See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                      1998           1997           1998           1997
                                                   ----------     ----------     ----------     ----------
Interest Income
  Loans                                            $  873,719     $  749,565     $1,731,371     $1,488,061
  Securities available-for-sale                       535,015        653,333      1,104,756      1,238,758
  Securities held-to-maturity                         130,655        184,940        275,008        375,524
  Other interest earning assets                        29,651          8,910         46,634         20,886
                                                   ----------     ----------     ----------     ----------
                Total Interest Income               1,569,040      1,596,748      3,157,769      3,123,229
                                                   ----------     ----------     ----------     ----------
Interest Expense
  Deposits                                            515,787        546,399      1,026,471      1,093,218
  Advances and other borrowings                       391,032        381,904        788,420        697,926
                                                   ----------     ----------     ----------     ----------
                Total Interest Expense                906,819        928,303      1,814,891      1,791,144
                                                   ----------     ----------     ----------     ----------
                Net Interest Income                   662,221        668,445      1,342,878      1,332,085

Provision for credit losses                                --             --             --             --
                                                   ----------     ----------     ----------     ----------
               Net Interest Income After
               Provision for Credit Losses            662,221        668,445      1,342,878      1,332,085
                                                   ----------     ----------     ----------     ----------
Non-interest Income
  Gain on sale of loans                                19,084          6,452         25,744         16,403
  Gain(loss) on sale of available-for-sale
  securities                                               --          1,172             --          1,172
  Service charges on deposits                          28,537         28,135         57,799         56,316
  Other, net                                            6,462         11,486         10,937         15,947
                                                   ----------     ----------     ----------     ----------
               Total Non-interest Income               54,083         47,245         94,480         89,838
                                                   ----------     ----------     ----------     ----------
Non-interest Expense
  Compensation and benefits                           209,476        195,993        418,939        385,593
  Occupancy and equipment                              80,235         86,073        160,662        161,865
  Federal deposit insurance premium                     7,031          7,964         14,500         15,315
  Other, net                                           98,766         92,157        189,669        181,457
                                                   ----------     ----------     ----------     ----------
               Total Non-interest Expense             395,508        382,187        783,770        744,230
                                                   ----------     ----------     ----------     ----------
               Earnings Before Income Taxes           320,796        333,503        653,588        677,693
Income taxes                                           93,600         90,400        194,600        205,652
                                                   ----------     ----------     ----------     ----------
               Net Earnings(Loss)                  $  227,196     $  243,103     $  458,988     $  472,041
                                                   ==========     ==========     ==========     ==========

Earnings(Loss) Per Common Share - Primary               $0.19          $0.20          $0.39          $0.39
                                                        =====          =====          =====          =====

               Cash Dividend Paid Per Common Share      $0.11          $0.08          $0.21          $0.15
                                                        =====          =====          =====          =====

           See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     For the Six Months Ended June 30, 1998
                                   (unaudited)

                                                                                              Unrealized
                                                                    Employee                   Gain on
                                            Additional              Stock        MSBP          Securities
                                  Common    Paid-In     Retained    Ownership    Unearned      Available-  Treasury
                                  Stock     Capital     Earnings    Plan         Compensation  for-sale    Stock        Total
                                ---------------------------------------------------------------------------------------------------
Balance - December 31, 1997       $149,500  $7,100,600  $8,792,947  $(343,850)   $(44,175)     $817,476    $(2,645,314) $13,827,184

 Net earnings                           --          --     458,988         --          --            --             --      458,988

 Repayment of ESOP debt                 --          --          --     29,900          --            --             --       29,900

 Allocation of ESOP shares              --      51,676          --         --          --            --             --       51,676

 Amortization of deferred
 compensation                           --          --          --         --      29,450            --             --       29,450

 Change in unrealized gain on
 securities available-for-sale,
 net of tax                             --          --          --         --          --        79,593             --       79,593

 Dividends paid - cash                  --          --    (245,175)        --          --            --             --     (245,175)

 Treasury stock purchased               --          --          --         --          --            --             --           --

 Dividends paid - stock                 --          --          --         --          --            --             --           --

                                  --------   ---------  ----------  ---------    --------      --------    -----------  -----------
Balance - June 30, 1998           $149,500   $7,152,27  $9,006,760  $(313,950)   $(14,725)     $897,069    $(2,645,314) $14,231,616
                                  ========   =========  ==========  =========    ========      ========    ===========  ===========

            See notes to consolidated condensed financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                     1998          1997
                                                                 ----------     ----------
Net Cash Provided by Operations                                  $1,180,229     $  482,281

Investing Activities
  Principal payments received on held-to-maturity securities      1,235,699      1,404,137
  Purchase of held-to-maturity securities                           (75,000)            --
  Purchase of available-for-sale securities                      (7,398,590)    (6,626,825)
  Sale of available-for-sale securities                                  --      1,927,850
  Principal payments received on available-for-sale securities   11,845,194        786,017
  Net decrease(increase) in loans                                 3,586,091       (137,622)
  Purchase of loans                                              (3,371,397)    (1,448,720)
  Proceeds from sale of real estate owned                                --         52,392
  Investment in property and equipment and real estate owned        (14,421)       (69,087)
                                                                 ----------     ----------
         Net Cash Provided (Used) by Investing Activities         5,807,576     (4,111,858)

Financing Activities
  Net increase (decrease) in deposits                               189,115     (1,691,314)
  Net increase (decrease) in advances from borrowers for
  taxes and insurance                                                13,000         13,404
  FHLB borrowings                                                 9,500,000     28,450,000
  Repayment of FHLB advance                                     (13,573,748)   (23,823,750)
  Payments received from ESOP                                        29,900         21,064
  Treasury stock purchased                                               --             --
  Cash dividends paid                                              (245,175)      (182,625)
                                                                 ----------     ----------
         Net Cash Provided (Used) by Financing Activities        (4,086,908)     2,786,779
                                                                 ----------     ----------
         Increase (Decrease) in Cash and Cash Equivalents         2,900,897       (842,798)

Cash and cash equivalents - beginning of period                   2,638,807      2,288,592
                                                                 ----------     ----------
Cash and cash equivalents - end of period                        $5,539,704     $1,445,794
                                                                 ==========     ==========

Supplemental Disclosures
  Cash paid for:
       Interest                                                   1,819,710     1,811,574
       Income taxes                                                 257,300       221,300


           See notes to consolidated condensed financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Tri-County Bancorp, Inc. (the "Company"), Tri-County Federal Savings Bank (the "Bank") and First Tri-County Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results which may be expected for the year ending December 31, 1998 or any other period.

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


CHANGES IN FINANCIAL CONDITION

ASSETS

The total assets of the Bank decreased by $3,411,104 or 3.79% during the first six months of 1998.

Interest earning deposits increased by $3,173,826 during the period. The Bank owned $4,000,000 of agency securities that were redeemed in June and the proceeds had not been fully invested by the end of the period.

Securities available-for-sale decreased by $4,291,551 during the first half of 1998. Agency securities totaling $9,000,000 matured or were redeemed by the issuing agency and principal payments and prepayments of $2,845,194 were received from mortgage-backed securities during the period. These decreases were partially offset by purchases totaling $7,398,590 and an increase in the market value of the portfolio of $120,595.

Securities held-to-maturity decreased by $1,161,593. The decrease was the result of principal payments and prepayments of $1,235,699 on the Bank's portfolio of mortgage-backed securities which more than offset the purchase of a tax-exempt bond in the amount of $75,000.

Loans receivable decreased $214,694 during the first half of 1998. During this period the Bank originated or purchased portfolio residential mortgage loans totaling $5,118,732, non-residential mortgage loans totaling $347,200, consumer loans totaling $768,098, and commercial loans in the amount of $131,500. During the same period, the Bank received scheduled payments and prepayments totaling $7,351,990 on its loan portfolio. Of the total mortgage loans originated or purchased during the first six months of the year, $2,642,150 were adjustable rate and $2,823,782 were fixed rate loans. Because of a lack of demand for certain types of loans in the Bank's primary lending area, purchased loans totaled 62% of mortgage lending during the period. The majority of purchased loans are residential and non-residential real estate loans in Colorado and Idaho mountain resort communities and non-residential real estate loans in western New Mexico. Purchased loans are subjected to the same underwriting standards and loan terms as those originated by the Bank for its portfolio.


LIABILITIES

Overall, deposit balances increased by $189,042 or 0.42%. There were increases of $260,612 and $1,002,276 in demand accounts and savings and NOW deposits, respectively, and a decrease of $1,073,846 in time deposits. The decrease in time deposits was due, in part, to the scheduled maturity of deposits held by a local school district which were originally issued in the previous year.

Advances from FHLB decreased by $4,073,749 during the six-month period ended June 30, 1998. The change was caused by a decrease in the amount of advances obtained or renewed to purchase or carry securities classified as available-for-sale.

Deferred income taxes increased by $18,002 during the first six months of 1998 and was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available-for-sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities increased $120,595 during the period, which resulted in an increase in deferred income taxes.


STOCKHOLDERS' EQUITY

The increase in additional paid-in capital of $51,676 was caused by the application of an accounting standard which requires charging current expense for the fair value of shares of stock committed to be released by the Bank's Employee Stock Ownership Plan and crediting the difference between the fair value and the cost of the shares to paid-in capital.

The increase in retained earnings was the result of net earnings totaling $458,956 which more than offset the decrease in retained earnings caused by the payments of dividends of $0.21 per share totaling $245,175.

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified available-for-sale to be shown as a separate component of stockholders' equity in an amount which is net of deferred income taxes. The market value of securities classified as available-for-sale increased during the first six months of 1998, which resulted in an increase, net of deferred income tax, of $79,593 in stockholder's equity.

COMPARISON OF THE OPERATING RESULTS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997


NET INCOME

Net income decreased $15,907 during the second quarter of 1998 when compared to the same period of 1997. Net interest income decreased by $6,224, non-interest income increased by $6,838 and non-interest expense increased by $13,321. The provision for income taxes increased by $3,200.


INTEREST INCOME

Interest income from loans increased $124,154 or 16.56% for the quarter ended June 30, 1998. The increase was the result of an increase in the average balance of loans outstanding of $4,911,369 and an increase in yield on the loans from 8.27% to 8.49%.

The decrease of $118,318 in interest on securities available-for-sale was the result of an decrease in the average balance of securities of $6,019,741 and a decrease in the average yield on the portfolio from 6.51% to 6.27%. The decrease in yield was the result of the purchase of securities, which, on average, had a lower yield than the yield on the existing portfolio.

Interest on securities held-to-maturity decreased $54,285 and was caused primarily by a decrease in the average balance of the portfolio of $2,018,852 and a decrease in the yield on the portfolio from 7.73% to 7.45%. The decrease in yield was the result of the higher level of principal prepayments on the higher yielding mortgage-backed securities in the portfolio.

The increase in income from other interest-earning assets of $20,741 was primarily caused by an increase in the average balance of these assets. This category of assets consists primarily of interest-earning demand and time deposits held at FHLB.


INTEREST EXPENSE

Interest expense on deposits decreased $30,612 during the second quarter of 1998. This decrease was the result of a decrease of $1,984,321 in the average balance of deposits and a decrease in the average cost of deposits from 4.64% to 4.58%.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $464,123 less during the second quarter of 1998 than during the second quarter of 1997 but the average cost of the borrowings increased from 5.71% to 5.95% which resulted in an increase of $9,128 in interest expense.

PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the second quarter of 1998. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $413,000 at June 30, 1998. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.


NON-INTEREST INCOME

Non-interest income increased $6,838 during the second quarter of 1998. The increase in the gain on sale of loans of $12,632 was the result of an increase in the dollar amount of loans sold. Other non-interest income decreased $5,024 and was primarily the result of the recovery in the previous year of foreclosure costs incurred in a prior period.


NON-INTEREST EXPENSE

Overall, non-interest expense increased $13,321 during the second quarter of 1998.

Compensation and benefits increased by $13,483 in 1998 and was primarily caused by an increase in overall salaries and pension costs.

Occupancy and equipment expense decreased $5,838 and was primarily caused by decreases in data processing costs and building repairs.

Other, net expenses increased by $6,609 and was the result of increases in advertising, accounting and charitable contributions.


INCOME TAXES

The provision for income taxes increased $3,200 for the quarter ended June 30, 1998 when compared to the same period of the previous year. This decrease was due to the correction in the second quarter of 1997 of an over accrual in the first quarter of that year.


COMPARISON OF THE OPERATING RESULTS FOR THE SIX MONTHS
ENDED JUNE 30, 1998 AND 1997

NET INCOME

Net income decreased $13,053 during the first half of 1998 when compared to the same period of 1997. Net interest income increased by $10,793, non-interest income increased by $4,642 and non-interest expense increased by $39,540. The provision for income taxes decreased by $11,052.

INTEREST INCOME

Interest income from loans increased $243,310 or 16.35% for the six months ended June 30, 1998. The increase was the result of an increase in the average balance of loans outstanding of $5,301,369 and an increase in yield on the loans from 8.29% to 8.40%.

The decrease of $134,002 in interest on securities available-for-sale was the result of an decrease in the average balance of securities of $3,692,741 and a decrease in the average yield on the portfolio from 6.41% to 6.33%. The decrease in yield was the result of the replacement of maturing securities with lower yielding securities.

Interest on securities held-to-maturity decreased $100,516 and was caused primarily by a decrease in the average balance of the portfolio of $2,168,963 and a decrease in the yield on the portfolio from 7.88% to 7.46%. The decrease in yield was the result of the higher level of principal prepayments on the higher yielding mortgage-backed securities in the portfolio.

The increase in income from other interest-earning assets of $25,748 was primarily caused by an increase in the average balance of these assets. This category of assets consists primarily of interest earning demand and time deposits held at FHLB.


INTEREST EXPENSE

Interest expense on deposits decreased $66,747 during the first half of 1998. This decrease was the result of a decrease of $2,698,321 in the average balance of deposits and a slight decrease in the average cost of deposits from 4.58% to 4.56%.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $2,186,741 greater during the first half of 1998 than during the first half of 1997 and the average cost of the borrowings increased from 5.58% to 5.79% which resulted in an increase of $90,494 in interest expense.


PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the first half of 1998. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $413,000 at June 30, 1998. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.


NON-INTEREST INCOME

Non-interest income increased $4,642 during the first half of 1998. The increase in the gain on sale of loans of $9,341 was the result of an increase in the dollar amount of loans sold. Other non-interest income decreased $5,010 and was primarily the result of the recovery in the previous year of foreclosure costs incurred in a prior period.

NON-INTEREST EXPENSE

Overall, non-interest expense increased $39,540 during the first half of 1998.

Compensation and benefits increased by $33,346 in 1998 and was primarily caused by an increase in overall salaries and pension costs.

Other, net expenses increased by $8,212 and was the result of increases in advertising, accounting, charitable contributions and employee education costs.


INCOME TAXES

The provision for income taxes decreased $11,052 for the six months ended June 30, 1998 when compared to the same period of the previous year. This decrease was mainly caused by a decrease in net income before taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision regulations. This requirement, which may vary from time to time, depends upon, among other things, economic conditions and the amount of cash flows needed for operations and is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. The Bank's liquidity averaged 61.13% during the second quarter of 1998. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, sales and maturities of investments and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in short-term time deposits that provide liquidity to meet lending requirements. Interest-bearing deposits at June 30, 1998 amounted to $5,054,233. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:

                                                      6 Months Ended June 30,
                                                           (in thousands)
                                                       ---------------------
                                                            1998     1997

Cash and cash equivalents at beginning of year.....       $ 2,639  $ 2,289
                                                          -------  -------
OPERATING ACTIVITIES:
 Net Income........................................           459      472
  Adjustments to reconcile net income to net
  cash provided by operation activities............           721       10
                                                          -------  -------
 Net cash provided by operating activities.........         1,180      482
 Net cash provided (used) by investing activities..         5,808   (4,112)
 Net cash provided (used) by financing activities..        (4,087)   2,787
                                                          -------  -------
 Net increase (decrease) in cash and cash
  equivalents......................................         2,901     (843)
                                                          -------  -------
 Cash and cash equivalents at end of  period.......       $ 5,540  $ 1,446
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

The Bank anticipates it will have sufficient funds available to meet its current loan commitments. At June 30, 1998, the Bank had outstanding commitments of $1,711,468. Certificates of deposit scheduled to mature in one year or less at June 30, 1998 totaled $22,607,997. Based on past experience, Management believes that a substantial portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at June 30, 1998, as compared to the minimum regulatory requirements:


                                                                          To Be Well
                                                                   Capitalized Under
                                                     For Capital   Prompt Corrective
                                      Actual   Adequacy Purposes   Action Provisions
                             ----------------------------------------------------
                              Dollars  Ratio     Dollars   Ratio     Dollars   Ratio
June 30, 1998
Total Equity Capital
 (to risk-weighted assets)    $13,304  39.2%     $2,712     8.0%     $3,390    10.0%

Tier 1 Capital
 (to risk-weighted assets)    $12,404  36.6%     $1,356     4.0%     $2,034     6.0%

Tier 1 Capital
 (to adjusted total assets)   $12,404  14.5%     $3,412     4.0%     $4,265     5.0%

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

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

     Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1998. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2.     Changes in Securities

     Not Applicable.


Item 3.     Defaults Upon Senior Securities

     Not Applicable.


Item 4.     Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the Company was held on April 29, 1998. The following directors were elected to serve terms of three years ending in 2001: William J. Rueb and Lance H. Griggs. William J. Rueb received 978,618 votes with 5,110 votes withheld. Lance H. Griggs received 978,618 votes with 5,110 votes withheld.

     Dalby, Wendland & Co., P.C. was ratified as the Company's independent auditors for the fiscal year ending December 31, 1998 with 983,728 votes for and no abstentions.


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

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date:       August 7, 1998            /s/ Robert L. Savage
     -------------------------------  President and Chief Executive Officer

Date:       August 7, 1998            /s/ Tommy A. Gardner
     -------------------------------  Vice President and Chief Financial Officer