Form 10QSB
period 1998-09-30
TRI COUNTY BANCORP INC
filed 1998-11-13
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB




(Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


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


83-0304855
(I.R.S.Employer Identification No.)


2201 MAIN STREET, TORRINGTON, WY              82240
(Address of Principal Executive Offices)   (Zip Code)


Issuer's Telephone Number, Including Area Code              (307) 532-2111


N/A
(Former Name,  Former  Address and Former Fiscal Year, if Changed Since Last
Report)


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the issuer's classes of common stock as of November 13, 1998.

Class                                             Outstanding
$.10 par value common stock                       1,182,448 shares

Transitional Small Business Disclosure Format (check one):Yes        No  X

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial
Condition as of September 30, 1998 (unaudited)
and December 31, 1997...............................................3

Condensed Consolidated Statements of Operations
for the Three Months and Nine Months Ended September 30, 1998
(unaudited) and 1997................................................4

Condensed Consolidated Statements of Stockholder's Equity for
the Nine Months Ended September 30, 1998 (unaudited)
and 1997............................................................5

Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 1998
and 1997 (unaudited)................................................6

Notes to Condensed Consolidated Financial Statements................7

Item 2. Management's Discussion and Analysis or Plan
of Operation........................................................9


PART II OTHER INFORMATION

Item 1. Legal Proceedings..........................................18

Item 2. Changes in Securities......................................18

Item 3. Default Upon Senior Securities.............................18

Item 4. Submissions of Matters to a Vote of Security Holders.......18

Item 5. Other Information..........................................18

Item 6. Exhibits and Reports on Form 8-K...........................18


SIGNATURES.........................................................19

                       -5- PART I - FINANCIAL INFORMATION
                               Item 1 - Financial Statements



                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                                   September      December
                                                                      30,            31,
                                                                     1998           1997
                             ASSETS                                        (unaudited)
                                                                  --------------------------
Cash                                                             $    376,802   $    758,398
Interest earning deposits at other financial institutions           3,290,356      1,880,407
Securities available-for-sale                                      31,754,775     36,526,012
Securities held-to-maturity, market value of $6,418,808(1998)
and $8,260,991(1997)                                                6,247,982      7,987,250
Loans receivable, net                                              43,404,030     40,425,288
Loans held for resale                                                 144,779        117,111
Office property and equipment, net                                    823,980        886,879
Prepaid expenses and other assets                                     671,822      1,379,180
                                                                 ------------   ------------
                                             Total Assets        $ 86,714,526   $ 89,960,525
                                                                 ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits                                                  $    769,922   $    541,510
Saings and NOW deposits                                            13,344,787     12,504,022
Time deposits                                                      30,638,265     32,359,696
                                                                 ------------   ------------
                                            Total Deposits       $ 44,752,974   $ 45,405,228
                                                                 ------------   ------------

Advances from Federal Home Loan Bank                               26,310,992     29,696,616
Advances by borrowers for taxes and insurance                         151,615        101,267
Accounts payable and accrued expenses                                 255,912        269,105
Deferred income taxes                                                 729,016        661,125
                                                                 ------------   ------------
                                             Total Liabilities   $ 72,200,509   $ 76,133,341
                                                                 ------------   ------------

Stockholders' Equity
 Preferred stock, $.10 par value, 5,000,000 shares authorized
  none issued                                                               0              0
 Common stock, 10,000,000 share of $.10 par value authorized,
  1,495,000(1998) and 1,495,000 (1997) shares issued                  149,500        149,500
 Additional paid in capital                                         7,172,993      7,100,600
 Retained earnings - substantially restricted                       9,124,453      8,792,947
 Unearned compensation relating to Management Stock Bonus
  Plan and ESOP                                                      (299,000)      (388,025)
 Unrealized gain/(loss) on securities available-for-sale, net
  of tax                                                            1,011,385        817,476
 Treasury stock, 327,502 (1998) and 327,502 (1997) shares,
  at cost                                                          (2,645,314)    (2,645,314)
                                                                 ------------   ------------
                                   Total Stockholders' Equity      14,514,017     13,827,184
                                                                 ------------   ------------
                   Total Liabilities and Stockholders' Equity    $ 86,714,526   $ 89,960,525
                                                                 ============   ============

           See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three                Nine
                                                      Months Ended         Months Ended
                                                      September 30,        September 30,
                                                    1998       1997      1998       1997
                                               ----------------------------------------------
Interest Income
  Loans                                        $  852,942  $   784,56  $2,584,312  $2,272,623
  Securities available-for-sale                   511,056     658,060   1,614,687   1,896,819
  Securities held-to-maturity                     121,218     175,108     397,351     550,631
  Other interest earning assets                    14,009      11,688      60,642      32,574
                                               ----------  ----------  ----------  ----------
                        Total Interest Income   1,499,225   1,629,417   4,656,992   4,752,647
                                               ----------  ----------  ----------  ----------

Interest Expense
  Deposits                                        513,361     551,876   1,539,832   1,645,094
  Advances and other borrowings                   348,029     405,400   1,136,449   1,103,326
                                               ----------  ----------  ----------  ----------
                       Total Interest Expense     861,390     957,276   2,676,281   2,748,420
                                               ----------  ----------  ----------  ----------
                          Net Interest Income     637,835     672,141   1,980,711   2,004,227
                                               ----------  ----------  ----------  ----------
Provision for credit losses                            --          --          --          --
                                               ----------  ----------  ----------  ----------
                    Net Interest Income After
                  Provision for Credit Losses     637,835    672,141    1,980,711   2,004,227
                                               ----------  ---------   ----------  ----------

Non-interest Income
  Gain on sale of loans                            17,784      6,610       43,528      23,013
  Gain(loss) on sale of available-for-sale
   securities                                      35,402    (56,726)      35,402     (55,554)
  Service charges on deposits                      30,643     28,115       88,442      84,431
  Other, net                                        8,531      8,680       19,468      24,627
                                               ----------  ---------   ----------  ----------
                    Total Non-interest Income      92,360    (13,321)     186,840      76,517
                                               ----------  ---------   ----------  ----------

Non-interest Expense
  Compensation and benefits                       206,485    204,911      625,423     590,505
  Occupancy and equipment                          80,517     91,732      241,179     253,597
  Federal deposit insurance premium                 6,843      7,765       21,343      23,080
  Other, net                                       89,534     84,915      279,202     266,372
                                               ----------  ---------   ----------  ----------
                   Total Non-interest Expense     383,379    389,323    1,167,147   1,133,554
                                               ----------  ---------   ----------  ----------
                 Earnings Before Income Taxes     346,816    269,497    1,000,404     947,190
Income taxes                                      100,700     58,619      295,300     264,271
                                               ----------  ---------   ----------  ----------

                           Net Earnings(Loss)  $  246,116  $  210,87    $ 705,104  $  682,919
                                               ==========  =========    =========  ==========

    Earnings(Loss) Per Common Share - Dilutes       $0.20      $0.17        $0.56       $0.53
                                                    =====      =====        =====       =====

          Cash Dividend Paid Per Common Share       $0.11      $0.08        $0.32       $0.23
                                                    =====      =====        =====       =====

            See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 1998 and 1997
                                   (unaudited)

                                   Unrealized
                                                                 Gain on                                    Employee
                                                              Securities          Additional                   Stock         MSBP
                                    Comprehensive    Retained Available-   Common    Paid-in     Treasury  Ownership     Unearned
                              Total        Income    Earnings   for-sale    Stock    Capital        Stock       Plan Compensation
                        ---------------------------------------------------------------------------------------------------------
Balance - December 31,
 1997                   $13,827,184               $8,792,947    $817,476 $149,500 $7,100,600 $(2,645,314) $(343,850)    $(44,175)

Comprehensive income
  Net earnings              705,104      $705,104    705,104          --       --         --          --         --           --
  Other comprehensive
   income, net of tax
   Unrealized gain on
   securities, net of
   reclassification
   adjustment               193,909       193,909         --     193,909       --         --          --         --           --
                                         --------
Comprehensive income             --      $899,013         --          --       --         --          --         --           --
                                         ========
Repayment of ESO             44,850                       --          --       --         --          --     44,850           --
Allocation of ESOP
 shares                      72,393                       --          --       --     72,393          --         --           --
Amortization of
 deferred compensation       44,175                       --          --       --         --          --         --       44,175
Dividends paid - cash      (373,600)                (373,600)         --       --         --          --         --           --
                        -----------                 --------  ---------- -------- ---------- -----------  ---------     --------
Balance - September 30,
 1998                   $14,514,015               $9,124,451  $1,011,385 $149,500 $7,172,993 $(2,645,314) $(299,000)    $     --
                        ===========               ==========  ========== ======== ========== ===========  =========     ========

Balance - December 31,
 1996                   $13,145,564               $8,353,630    $239,619  $74,750 $7,029,604 $(2,045,314) $(403,650)   $(103,075)

Comprehensive income
  Net earnings              682,919      $682,919    682,919          --       --         --          --         --           --
  Other comprehensive
   income, net of tax
   Unrealized gain on
   securities, net of
   reclassification
   adjustment               418,895       418,895         --     418,895       --         --          --         --           --
                                         --------
Comprehensive income             --    $1,101,814         --          --       --         --          --         --           --
                                       ==========
Repayment of ESOP debt       36,014                       --          --       --         --          --     36,014           --
Allocation of ESOP
 shares                      45,669                       --          --       --     45,669          --         --           --
Amortization of
 deferred compensation       44,175                       --          --       --         --          --         --       44,175
Dividends paid - cash      (270,187)                (270,187)         --       --         --          --         --           --
Two for one stock
 split effect as a
 stock split                     --                  (74,750)         --   74,750         --          --         --           --
Treasury stock
 purchased                 (600,000)                      --          --       --         --    (600,000)        --           --
                           --------               ----------    -------- -------- ---------- -----------  ---------    ---------
Balance - September 30,
 1997                   $13,503,049               $8,691,612    $658,514 $149,500 $7,075,273 $(2,645,314) $(367,636)   $ (58,900)
                        ===========               ==========    ======== ======== ========== ===========  =========    =========

            See notes to consolidated condensed financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                  1998        1997
                                                                             ------------------------
Net Cash Provided by Operations                                              $ 1,558,340  $   405,565

Investing Activities
  Principal payments received on held-to-maturity securities                   1,917,388    1,905,787
  Purchase of held-to-maturity securities                                       (177,000)          --
  Purchase of available-for-sale securities                                   (6,626,925) (10,398,590)
  Sale of available-for-sale securities                                          977,799    4,527,850
  Principal payments received on available-for-sale securities                14,492,797    1,490,703
  Net decrease(increase) in loans                                              2,273,745     (212,361)
  Purchase of loans                                                           (5,276,452)  (3,260,849)
  Proceeds from sale of real estate owned                                             --       52,392
  Investment in property and equipment and real estate owned                     (23,472)     (87,100)
                                                                             -----------   ----------

                         Net Cash Provided (Used) by Investing Activities     (2,210,503)   3,786,215
                                                                             -----------   ----------

Financing Activities
  Net increase (decrease) in deposits                                           (652,179)  (1,216,684)
  Net increase (decrease) in advances from borrowers for
   taxes and insurance                                                            50,350       42,995
  FHLB borrowings                                                             41,050,000   15,700,000
  Repayment of FHLB advance                                                  (38,152,625) (19,085,623)
  Payments received from ESOP                                                     44,850       36,014
  Treasury stock purchased                                                            --     (600,000)
  Cash dividends paid                                                           (373,600)    (270,188)
                                                                             -----------  -----------

                         Net Cash Provided (Used) by Financing Activities     (4,316,202)     889,512
                                                                             -----------  -----------
                         Increase (Decrease) in Cash and Cash Equivalents      1,028,353     (915,426)

Cash and cash equivalents - beginning of period                                2,638,807    2,288,592
                                                                             -----------  -----------

Cash and cash equivalents - end of period                                    $ 3,667,160  $ 1,373,166
                                                                             ===========  ===========
Supplemental Dsclosures
     Cash paid for:
          Interest                                                             2,762,789    2,272,428
          Income taxes                                                           320,600      307,300

           See notes to consolidated condensed financial statements.
                                       -6-

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (unaudited)


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


NOTE 3 - INVESTMENTS

The Company classifies its investment securities and mortgage-backed securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The classifications are "held-to-maturity," "available-for-sale," or "trading." Management has determined that all applicable securities are either "held-to-maturity" or "available-for-sale."

Investment and mortgage-backed securities designated as held-to-maturity are stated at cost, adjusted for amortization or related premiums and accretion of discounts, computed using the level yield method. The Company has the positive intent and ability to hold these securities to maturity.

Investment and mortgage-backed securities designated as available-for-sale are stated at estimated market value. Unrealized gains and losses represent the difference between the amortized cost and amount and the estimated market value as of the date of the statement of financial condition.

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. The Company's only item of other comprehensive income is the unrealized gain (loss) on securities available-for-sale, which is reported net of tax effect. The following schedule reflects the unrealized holding gains arising during the periods ended September 30, 1998 and 1997:



                                                                     Before-Tax      Tax (Expense)       Net-of-Tax
                                                                       Amount          or Benefit          Amount
                                                                   --------------- ------------------- ---------------
For the Nine Months Ended September 30, 1998:
Unrealized holding gains arising during the period                      $329,201           $(111,927)       $217,274
Less  reclassification  adjustment  for  gains  realized  in  net
   earnings                                                              (35,402)             12,037         (23,365)
                                                                         -------              ------         -------

                                               Net Realized Gains       $293,799           $ (99,890)       $193,909
                                                                        ========           =========        ========

For the Nine Months Ended September 30, 1997:
Unrealized holding gains arising during the period                      $577,964           $(196,508)       $381,456
Less reclassification adjustment for losses realized in net
   earnings                                                               56,726             (19,287)         37,439
                                                                          ------             -------          ------

                                               Net Realized Gains       $634,690           $(215,795)       $418,895
                                                                        ========           =========        ========

NOTE 4 - SUBSEQUENT EVENT - ISSUER TENDER OFFER

On October 20, 1998, the Company announced an offer to purchase (the "Offer") up to 313,000 shares of its Common Stock at a cash price not in excess of $14.00 per share or less than $11.00 per share. The Offer, unless extended, expires at 5:00 p.m. Wyoming Time on November 19, 1998. In connection with the Offer, on October 20, 1998, the Company filed (and subsequently amended) Schedules 13E-3 and 13E-4 with the Securities and Exchange Commission.

              PARTI - FINANCIAL  INFORMATION  Item 2 -  Management's  Discussion
                  and Analysis or Plan of Operation

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. Tri-County Bancorp, Inc. undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


CHANGES IN FINANCIAL CONDITION

ASSETS

The total assets of the Bank decreased by $3,245,999 or 3.61% during the first nine months of 1998.

Interest earning deposits increased by $1,409,949 during the period. The increase was the result of a decision by the management of the Bank to hold more short term deposits in the existing interest rate environment.

Securities available-for-sale decreased by $4,771,237 during the first nine months of 1998. Securities totaling $11,012,222 matured or were redeemed by the issuing agency and principal payments and prepayments of $4,492,799 were received from mortgage-backed securities during the period. These decreases were partially offset by purchases totaling $10,398,590 and an increase in the market value of the portfolio of $293,800.

Securities held-to-maturity decreased by $1,739,268. The decrease was the result of principal payments and prepayments of $1,917,387 on the Bank's portfolio of mortgage-backed securities which more than offset the purchase of tax-exempt bonds in the amount of $177,000.

Loans receivable increased $2,978,742 during the first nine months of 1998. During this period, the Bank originated or purchased portfolio residential mortgage loans totaling $8,362,676, non-residential mortgage loans totaling $1,597,200, consumer loans totaling $2,587,712, and commercial loans in the amount of $136,590. During the same period, the Bank received scheduled principal payments and prepayments totaling $9,921,591 on its loan portfolio. Of the total mortgage loans originated or purchased during the first nine months of the year, $4,547,205 were adjustable rate and $5,412,671 were fixed rate loans. Because of a lack of demand for certain types of loans in the Bank's primary lending area, purchased loans totaled 51% of mortgage lending during the period. The majority of purchased loans are residential and non-residential real estate loans in Colorado and Idaho mountain resort communities and a non-residential real estate loan on the front range of Colorado. Purchased loans are subjected to the same underwriting standards and loan terms as those originated by the Bank for its portfolio.


LIABILITIES

Deposit balances decreased by $652,254 or 1.44% and consisted of increases of $228,412 and $840,765 in demand accounts and savings and NOW deposits, respectively, and a decrease of $1,721,431 in time deposits. The decrease in time deposits was due, in part, to the scheduled maturity of a deposits held by a local school district which were originally issued in the previous year.

Advances from the Federal Home Loan Bank of Seattle (FHLB) decreased by $3,385,624 during the nine-month period ended September 30, 1998. The change was caused by a decrease in the amount of advances obtained or renewed to purchase or carry securities classified as available-for-sale.

Deferred income taxes increased by $67,891 during the first nine months of 1998 and was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available-for-sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities increased $293,800 during the period, which resulted in an increase in deferred income taxes.


STOCKHOLDERS' EQUITY

The increase in additional paid-in capital of $72,393 was caused by the application of an accounting standard which requires charging current expense for the fair value of shares of stock committed to be released by the Bank's Employee Stock Ownership Plan and crediting the difference between the fair value and the cost of the shares to paid-in capital.

The increase in retained earnings was the result of net earnings totaling $705,104 which more than offset the decrease in retained earnings caused by the payments of dividends of $0.31 per share totaling $373,599.

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified available-for-sale to be shown as a separate component of stockholders' equity in an amount which is net of deferred income taxes. The market value of securities classified as available-for-sale increased during the first nine months of 1998 and resulted in an increase, net of deferred income tax, of $193,909 in stockholder's equity.

SUBSEQUENT EVENT - ISSUER TENDER OFFER

If the Offer is completed and a significant number of shares are purchased by the Company, net income will decrease due to the sale of securities to provide the funds used to purchase the Shares. The liquidity of the remaining shares held by the public might be adversely affected because the Offer may reduce the number of Shares that might otherwise be traded publicly. Also, the Shares will be purchased with funds received as dividends from Tri-County Federal Savings Bank, which will reduce the regulatory capital ratios of the Bank. Regulatory capital will remain well above that which is required by our regulator.

COMPARISON OF THE OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NET INCOME

Net income increased $35,238 during the third quarter of 1998 when compared to the same period of 1997. Net interest income decreased by $34,306, non-interest income increased by $105,681 and non-interest expense decreased by $5,944. The provision for income taxes increased by $42,081.


INTEREST INCOME

Interest income from loans increased $68,381 or 8.72% for the quarter ended September 30, 1998. The increase was the result of an increase in the average balance of loans outstanding of $3,825,123 which more than offset a decrease in yield on the loans from 8.23% to 8.13%.

The decrease of $147,004 in interest on securities available-for-sale was the result of a decrease in the average balance of securities of $5,683,741 and a decrease in the average yield on the portfolio from 6.94% to 6.34%. The decrease in yield was the result of the purchase of securities, which on average had a lower yield than the yield on the existing portfolio.

Interest on securities held to maturity decreased $53,890 and was caused primarily by a decrease in the average balance of the portfolio of $2,206,852 and a decrease in the yield on the portfolio from 8.13% to 7.56%. The decrease in yield was the result of the higher level of principal prepayments on the higher yielding mortgage-backed securities in the portfolio.

The increase in income from other interest-earning assets of $2,321 was primarily caused by an increase in the average balance of these assets. This category of assets consists primarily of interest-earning demand and time deposits held at the FHLB.


INTEREST EXPENSE

Interest expense on deposits decreased $38,515 during the third quarter of 1998. This decrease was the result of a decrease of $2,528,963 in the average balance of deposits and a decrease in the average cost of deposits from 4.68% to 4.60%.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $2,514,123 less during the third quarter of 1998 than during the third quarter of 1997 and the average cost of the borrowings decreased from 6.02% to 5.70% which resulted in an decrease of $57,371 in interest expense.


PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the third quarter of 1998. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $412,651 at September 30, 1998. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME

Non-interest income increased $105,681 during the third quarter of 1998.

The increase in the gain on sale of loans of $11,174 was the result of an increase in the dollar amount of loans sold. Gain on sale of available-for-sale securities increased $92,128 during the third quarter of 1998. In the third quarter of 1997, shares of a mutual fund were redeemed at a loss of $56,726 whereas the sales in the current year netted a $35,402 gain.


NON-INTEREST EXPENSE

Overall, non-interest expense decreased $5,944 during the third quarter of 1998.

Compensation and benefits increased by $1,574 in 1998 and was primarily caused by an increase in overall salaries and pension costs.

Occupancy and equipment expense decreased $11,215 and was primarily caused by decreases in data processing costs and equipment depreciation.

Other, net expenses increased by $4,619 and was the result of increases in advertising costs and consulting fees.


INCOME TAXES

The provision for income taxes increased $42,081 for the quarter ended September 30, 1998 when compared to the same period of the previous year. This decrease was due primarily to an increase in taxable income.


COMPARISON OF THE OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NET INCOME

Net income increased $22,185 during the first three quarters of 1998 when compared to the same period of 1997. Net interest income decreased by $23,516, non-interest income increased by $110,323 and non-interest expense increased by $33,593. The provision for income taxes increased by $31,029.


INTEREST INCOME

Interest income from loans increased $311,689 or 13.7% for the nine months ended September 30, 1998. The increase was the result of an increase in the average balance of loans outstanding of $4,809,741 and an increase in yield on the loans from 8.27% to 8.31%.

The decrease of $282,132 in interest on securities available-for-sale was the result of a decrease in the average balance of securities of $3,957,741 and a decrease in the average yield on the portfolio from 6.72% to 6.39%. The decrease in yield was the result of the replacement of maturing securities with lower yielding securities.

Interest on securities held-to-maturity decreased $153,280 and was caused primarily by a decrease in the average balance of the portfolio of $2,181,963 and a decrease in the yield on the portfolio from 7.96% to 7.51%. The decrease in yield was the result of the higher level of principal prepayments on the higher yielding mortgage-backed securities in the portfolio.

The increase in income from other interest-earning assets of $28,068 was primarily caused by an increase in the average balance of these assets. This category of assets consists primarily of interest earning demand and time deposits held at the FHLB.


INTEREST EXPENSE

Interest expense on deposits decreased $105,262 during the nine months of 1998. This decrease was the result of a decrease of $2,888,321 in the average balance of deposits and a slight decrease in the average cost of deposits from 4.57% to 4.55%.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $620,741 greater during the first nine months of 1998 than during the first nine months of 1997 and the average cost of the borrowings increased from 5.73% to 5.76% which resulted in an increase of $33,123 in interest expense.


PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the first nine months of 1998. The allowance for loan losses is based on management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $412,651 at September 30, 1998. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.


NON-INTEREST INCOME

Non-interest income increased $110,321 during the first three quarters of 1998.

The increase in the gain on sale of loans of $20,515 was the result of an increase in the dollar amount of loans sold. Gain on sale of available-for-sale securities increased $90,956 during 1998. In 1997, dispositions of securities totaled a net loss of $56,726 whereas the sales in the current year netted a $35,402 gain.

Other non-interest income decreased $5,159 and was primarily the result of the recovery in the previous year of foreclosure costs incurred in a prior period.


NON-INTEREST EXPENSE

Overall, non-interest expense increased $33,593 during the first nine months of 1998.

Compensation and benefits increased by $34,918 in 1998 and was primarily caused by an increase in overall salaries and pension costs.

Occupancy and equipment expense decreased $12,418 and was primarily caused by decreases in data processing costs and equipment depreciation.

Other, net expenses increased by $12,830 and was the result of increases in advertising and accounting expenses.

INCOME TAXES

The provision for income taxes increased by $31,029 for the nine months ended September 30, 1998 when compared to the same period of the previous year. This increase was primarily the result of an increase in income before taxes.



LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision regulations. This requirement, which may vary from time to time, depends upon, among other things, economic conditions and the amount of cash flows needed for operations and is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. The Bank's liquidity averaged 60.05% during the third quarter of 1998. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, sales and maturities of investments and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in short-term time deposits that provide liquidity to meet lending requirements. Interest-bearing deposits at September 30, 1998 amounted to $3,290,356. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:



                                                                 9 Months Ended
                                                                  September 30,
                                                                 (in thousands)
                                                                ----------------
                                                                 1998       1997
Cash and cash equivalents at beginning of year                  $ 2,639  $ 2,289
                                                                -------  -------

OPERATING ACTIVITIES:
  Net Income------------------------------------------------        705      472
   Adjustments to reconcile net income to net
   cash provided by operation activities--------------------        853       10
                                                                -------  -------
  Net cash provided by operating activities-----------------      1,558      482

  Net cash provided (used) by investing activities----------      3,786   (4,112)

  Net cash provided (used) by financing activities----------     (4,318)   2,787
                                                                -------  -------

  Net increase (decrease) in cash and cash equivalents------      1,028     (843)
                                                                -------  -------

     Cash and cash equivalents at end of  period------------    $ 3,667  $ 1,446
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

The Bank anticipates it will have sufficient funds available to meet its current loan commitments. At September 30, 1998, the Bank had outstanding commitments of $285,080. Certificates of deposit scheduled to mature in one year or less at September 30, 1998 totaled $23,203,545. Based on past experience, Management believes that a substantial portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at September 30, 1998, as compared to the minimum regulatory requirements:

                                                                                To Be Well
                                                                         Capitalized Under
                                                         For Capital     Prompt Corrective
                                         Actual    Adequacy Purposes      ction Provisions
                                 ------------------------------------------------------------
                                 Dollars   Ratio     Dollars    Ratio        Dollars  Ratio
                                 ------------------------------------------------------------
September 30, 1998
Total Equity Capital
    (to risk-weighted assets)    $13,560  36.26%      $2,858     8.0%         $3,573  10.0%
Tier 1 Capital
   (to risk-weighted assets)     $12,546  35.11%      $1,429     4.0%         $2,144   6.0%
Tier 1 Capital
   (to adjusted total assets)     $12,546 14.70%      $3,413     4.0%         $4,267   5.0%
assets)


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

YEAR 2000 COMPLIANCE

During 1998, the Company adopted a Year 2000 Action Plan (the "Plan"). The objectives of the Plan are to prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop detailed action plans, perform adequate testing, and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. The Company is currently in Phase 3, Renovation, which includes code enhancements, program changes, and hardware and software upgrades. Prioritization of the most critical applications has been addressed, along with contract and service agreements. The primary operating software for the Company is obtained and maintained by an external provider of software (the "External Provider"). The External Provider has completed the modification of its software and the Company has tested the software. The tests verified that the primary operating software is Year 2000 ready. The Company has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The Renovation phase is targeted for completion by December 31, 1998. The Validation phase involves testing the changes to hardware and software accompanied by monitoring and testing with vendors. The Validation Phase is targeted for completion by March 31, 1999. The Implementation Phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The Implementation Phase is targeted for completion by June 30, 1999.

Costs will be incurred due to the replacement of non-compliant hardware and software. The Company does not anticipate that the related overall costs will be material in any single year. In total, the Company estimates that is costs for compliance will amount to approximately $18,000 over the two-year period from 1998-1999. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs. Delays, mistakes or failures could have a significant adverse impact on the financial statement of the Company.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including testing plans, and all vendors, suppliers and customer readiness.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

      Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at September 30, 1998. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2.     Changes in Securities

      Not Applicable.


Item 3.     Defaults Upon Senior Securities

      Not Applicable.


Item 4.     Submission of Matters to a Vote of Security Holders

      Not Applicable.


Item 5.     Other Information

      See "Note 4 - Subsequent Event - Issuer Tender Offer."


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 2.1: Schedule 13E-3 of the Registrant initially filed with the SEC on October 20, 1998, and subsequently amended.

     Exhibit 2.2: Schedule 13E-4 of the Registrant initially filed with the SEC on October 20, 1998, and subsequently amended.

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

                              TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date:       November 13, 1998         /s/ Robert L. Savage
     -------------------------------  President and Chief Executive Officer


Date:       November 13, 1998         /s/ Tommy A. Gardner
     -------------------------------  Vice President and Chief Financial Officer