Form 10QSB/A
period 1998-09-30
TRI COUNTY BANCORP INC
filed 1998-11-18
CIK 908475

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

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                  1998        1997
                                                                             ------------------------
Net Cash Provided by Operations                                              $ 1,558,340  $   405,565

Investing Activities
  Principal payments received on held-to-maturity securities                   1,917,388    1,905,787
  Purchase of held-to-maturity securities                                       (177,000)          --
  Purchase of available-for-sale securities                                  (10,398,590)  (6,626,925)
  Sale of available-for-sale securities                                          977,799    4,527,850
  Principal payments received on available-for-sale securities                14,492,797    1,490,703
  Net decrease(increase) in loans                                              2,273,745     (212,361)
  Purchase of loans                                                           (5,276,452)  (3,260,849)
  Proceeds from sale of real estate owned                                             --       52,392
  Investment in property and equipment and real estate owned                     (23,472)     (87,100)
                                                                             -----------   ----------

                         Net Cash Provided (Used) by Investing Activities      3,786,215   (2,210,503)
                                                                             -----------   ----------

Financing Activities
  Net increase (decrease) in deposits                                           (652,179)  (1,216,684)
  Net increase (decrease) in advances from borrowers for
   taxes and insurance                                                            50,350       42,995
  FHLB borrowings                                                             15,700,000   41,050,000
  Repayment of FHLB advance                                                  (19,085,623) (38,152,625)
  Payments received from ESOP                                                     44,850       36,014
  Treasury stock purchased                                                            --     (600,000)
  Cash dividends paid                                                           (373,600)    (270,188)
                                                                             -----------  -----------

                         Net Cash Provided (Used) by Financing Activities     (4,316,202)     889,512
                                                                             -----------  -----------
                         Increase (Decrease) in Cash and Cash Equivalents      1,028,353     (915,426)

Cash and cash equivalents - beginning of period                                2,638,807    2,288,592
                                                                             -----------  -----------

Cash and cash equivalents - end of period                                    $ 3,667,160  $ 1,373,166
                                                                             ===========  ===========
Supplemental Dsclosures
     Cash paid for:
          Interest                                                             2,762,789    2,272,428
          Income taxes                                                           320,600      307,300

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