Form 10KSB
period 1998-12-31
TRI COUNTY BANCORP INC
filed 1999-03-31
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-KSB (Mark One) Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required) For the fiscal year ended December 31, 1998

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from to .

Commission File No. 0-22220

                            TRI-COUNTY BANCORP, INC.
                            ------------------------
                 (Name of Small Business Issuer in Its Charter)

Wyoming                                                            83-0304855
-------                                                            ----------
(State or Other Jurisdiction of Incorporation                I.R.S. Employer or
Organization)                                                Identification  No.

2201 Main Street, Torrington, Wyoming                                 82240
-------------------------------------                                 -----
(Address of Principal Executive Offices)                           (Zip Code)

Issuer's Telephone Number, Including Area Code:              (307) 532-2111
                                                             --------------
Securities registered under to Section 12(b) of the Exchange Act: None

Securities registered under to Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.10 per share
                               (Title of Class)

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

     The registrant's voting stock trades on the Nasdaq SmallCap Market under the symbol "TRIC." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock as reported by the Nasdaq SmallCap Market on March 29, 1999, was $10,243,533 ($11.66 per share based on 878,798 shares of Common
Stock outstanding).

     As of March 29, 1999, there were issued and outstanding 878,798 shares of the registrant's Common Stock.

     Transition Small Business Disclosure Format (check one): YES NO X

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1998. (Parts I, II, and IV)
     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1998. (Part III)

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

Market Area - Competition

      The Bank primarily has focused on serving its customers located in the communities of Torrington and Wheatland, Wyoming, which is where the Bank's offices are located. The Bank is the only local thrift serving its market area. Goshen and Platte Counties, Wyoming, and Scottsbluff County, Nebraska is considered to be the Bank's primary market area. This area was founded on agriculture, which continues to play a significant role in the economy. Some of the larger crops include sugar beets, corn, and dry beans. Agriculture and its related support industries account for the largest portion of the area's labor force. The success of agriculture is subject to various factors, including, but not limited to, weather and foreign competition. Other significant employers include local government (schools and utilities) and retail trade. At December 31, 1998, over 58% of the Bank's net loan portfolio of $42.0 million consisted of loans made to entities located in the Bank's market area. In fiscal 1998, the Bank purchased $6.2 million of mortgage loans (including participations inside its market area and outside its market area, primarily in Colorado).

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

      In March of 1999, the Bank filed a notice with the Office of Thrift Supervision to establish a branch office in Cheyenne, Wyoming. The Bank intends to offer the same products and services in the Cheyenne office as are currently offered in its Torrington and Wheatland offices.

Lending Activities

     General. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                              At December 31,
                                   ------------------------------------
                                         1998               1997
                                   -----------------  -----------------
                                       $        %        $        %
                                   --------  -------  --------  -------
                                            (Dollars in Thousands)
Type of Loans
Real Estate - Construction             237    0.56%     1,537    3.80%
Real Estate - Residential           32,403   77.05%    30,923   76.49%
Real Estate - Commercial             6,141   14.60%     5,096   12.61%
Commercial Business                    450    1.07%       472    1.17%
Consumer loans:
 Savings account loans                 146    0.36%       170    0.43%
 Home equity & second mortgages      1,364    3.24%     1,065    2.63%
 Automobile                          1,477    3.51%     1,391    3.44%
 Overdraft                              47    0.11%        37    0.09%
 Other                                 277    0.66%       248    0.61%

Less:
 Deferred loan fees                    (78)  -0.19%      (102)  -0.25%
 Allowance for loan & lease losses    (410)  -0.97%      (412)  -1.02%
                                   -------  -------   -------   ------
Total loans, net                   $42,054  100.00%   $40,425  100.00%
                                   =======  =======   =======  =======

The following table sets forth the maturity of the Bank's loan portfolio at December 31, 1998. The table does not include prepayments. Prepayments totaled $13.89 million and $5.75 million for the years ended December 31, 1998 and 1997, respectively. All loans are shown as based on contractual maturities.

                                      Residential Commercial  Construction  Consumer &
                                      Real Estate Real Estate Real Estate   Commercial
                                      Mortgages   Mortgages   Mortgages     Loans         Total
                                      ----------------------------------------------------------
                                                            (In Thousands)
Nonaccrual                              $     -     $    -       $   -        $    -     $     -
                                        -------     ------       -----        ------     -------
Amount Due
 Within Year                            $   535     $   34       $ 414        $  317     $ 1,300
 1 to 5 Years                             3,199        120           -         2,246       5,565
 After 5 Years                           28,669      5,987           -         1,198      35,854
Nonperfoming                                  -          -           -             -           -
------------                            -------     ------       -----        ------     -------
Total amount due                        $32,403     $6,141       $ 414        $3,761     $42,719
                                        =======     ======       =====        ======     =======
Less:
Allowance for loan losses                                                                   (410)
Loans in process                                                                            (177)
Deferred fees and unearned discounts                                                         (78)
                                                                                         -------
 Loans receivable, net                                                                   $42,054
                                                                                         =======

     The following table sets forth the dollar amount of all loans due after December 31, 1998 which have fixed interest rates and which have floating or adjustable interest rates:

                                                  Commercial
                                                  Floating or
                                    Fixed-rate  Adjustable rate    Total
                                    ------------------------------------
                                                (In Thousands)

Residential real estate mortgages      $18,708     $13,696       $32,404
Commercial real estate mortgages         2,774       3,368         6,142
Construction real estate mortgages         412           -           412
Consumer & commercial loans              2,761       1,000         3,761
                                       -------     -------       -------
Total                                  $24,655     $18,064       $42,719
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

      The Bank's residential mortgage lending includes 15- and 30-year fixed-rate loans, Federal Housing Administration ("FHA") loans, Veterans Administration ("VA") loans, Farmers Home Administration ("FmHA") loans, and State of Wyoming subsidized loans as well as adjustable-rate mortgage loans. Generally, the Bank sells all fixed-rate loans with maturities in excess of 15 years.

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

      Multi-Family and Commercial Real Estate Loans. In order to enhance the yield on its assets, the Bank originates and participates with other financial institutions in permanent loans secured by multi-family and commercial real estate. These loans are originated in amounts up to 75% of the appraised value of the property. Such appraised value is determined by an independent appraiser. The Bank's multi-family and commercial real estate loans are permanent loans secured by approved property such as apartments, small office buildings, retail stores, small strip plazas, and other non-residential buildings. The Bank originates multi-family and commercial real estate loans with amortization periods of 15 to 25 years, primarily as adjustable rate mortgages. As of December 31, 1998, the Bank had 23 multi-family and commercial real estate loans totaling $6,200,473, or 14.7% of the Bank's loan portfolio. Of the $6,200,473,
$59,467 at December 31, 1998 involved a loan secured by multi-family real estate. At December 31, 1998, the largest multi-family and commercial real estate loans had balances of $59,467 and $894,664, respectively. See "Origination, Purchase, and Sale of Loans" and "-- Loans-to-One Borrower."

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

      Commercial Business Loans. Regulations authorize the Bank to make secured or unsecured loans for commercial, corporate, business, and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 10% of the Bank's assets. As of December 31, 1998, the Bank had $449,949 in commercial business loans outstanding.

      Consumer Loans. Consumer loans consist of savings account loans, home improvement loans, home equity lines-of-credit, second mortgage loans, automobile loans, and personal unsecured loans. As of December 31, 1998, these consumer loans totaled $3.31 million, or 7.87%, of the Bank's loan portfolio, $1.48 million or 3.51% of which consisted of automobile loans. The Bank has actively sought consumer loans within its market area, however, competition for such loans and the low loan demand in the Bank's lending area effects the volume of such originations. Consumer lending has permitted the Bank to obtain greater yields and, at the same time, expose the institution to a smaller amount of interest rate risk, as most consumer loans do not extend beyond five years.

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

      The Bank purchases residential first mortgage ARM loans that meet the Bank's underwriting standards, which generally follow FHLMC and FNMA guidelines, except that the Bank will generally purchase loans up to $500,000, which exceeds the limit up to which FHLMC and FNMA may purchase loans. The majority of these loans purchased are sold by the seller without recourse. It is the Bank's policy to limit the purchase of loan packages secured by properties in a single subdivision or condominium project.

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

      Most of the loans purchased are secured by real estate located outside of Wyoming, including Colorado, Idaho and New Mexico. At December 31, 1998, the Bank's purchased loan portfolio and participation loans totaled $18.3 million, or 42.8% of the loan portfolio. Of the purchased loan portfolio at December 31, 1998, $14.0 million are Colorado loans.

      The sale of loans is generally limited to fixed-rate mortgage loans with maturities greater than 15 years and government guaranteed loans. All adjustable-rate loans are held in the loan portfolio. The Bank presently sells individual loans to a mortgage banking company and to the Wyoming Community Development Authority, with servicing released. The loans are sold on a non-recourse basis. Mortgage loans are primarily made with standard forms and documentation to allow for future sale in the secondary market. Beginning in 1998, the Bank started selling loans to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Generally, the Bank retains the servicing on these loans. See "Loan Servicing" below for additional information.

      Loan and Rate Commitments. At the customer's request, the Bank will commit to an interest rate for up to 60 days to prospective borrowers upon receipt of a mortgage loan application. As such, the Bank is exposed to a 60 day fluctuation on mortgage applications only for loans originated for its portfolio. In addition, loan commitments, which are generally written, are not made until the loan is approved in accordance with the Bank's loan underwriting policy. At December 31, 1998, the Bank had $994,350 of loan commitments to originate or purchase mortgage loans.

      Loan Servicing. As of December 31, 1998, loans serviced for others totaled $586,253. The majority of serviced loans are individual loans sold to Freddie Mac. The Bank receives an annual servicing fee equal to one quarter of one percent of the average balance of these loans.

      Loans-to-One Borrower. Current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement, and civil money penalties. The Bank's maximum loan-to-one borrower limit was $1.3 million as of December 31, 1998.

      At December 31, 1998, the Bank's five largest aggregate lending relationships had balances ranging from $1,167,126 to $744,460 with an average balance of $908,130. These lending relationships involved loans purchased from 1996 to 1998 and are secured by commercial real estate and single family residences in New Mexico, Colorado, and Idaho. At December 31, 1998, all of these loans were current.

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

      Loans 60 - 90 days delinquent totaled $93,270 at December 31, 1998.

      Nonperforming Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and other repossessed assets. At December 31, 1998 the Bank had no loans which were considered troubled debt restructurings within the meaning of SFAS No. 15.


                                                             At December 31,
                                                             ---------------
                                                             1998       1997
                                                          (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units               $ 0        $ 0
  All other mortgage loans                                      0          0
                                                              ---        ---
Total                                                         $ 0        $ 0
                                                              ===        ===

Accruing consumer loans which are contractually past
  due 90 days or more                                         $ 0        $ 0
                                                              ===        ===
Total nonperforming                                           $ 0        $ 0
                                                              ===        ===
Real estate owned, net                                        $ 0        $ 0
                                                              ===        ===
Total nonperforming assets                                    $ 0        $ 0
                                                              ===        ===
Total nonperforming loans to net loans                          0%         0%
                                                               ===        ===
Total nonperforming loans to total assets                       0%         0%
                                                               ===        ===
Total nonperforming assets to total assets                      0%         0%
                                                               ===        ===

     Interest income not recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $0 and $0 for the years ended December 31, 1998 and 1997, respectively. The Bank did not include any interest income on non-accrual loans during the periods indicated. It is the Bank's general policy to accrue interest only on loans less than 91 days delinquent. Once loans are 91 days delinquent, the Bank reverses previously accrued but unpaid interest.

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


                                                  At December 31,
                                                  ---------------
                                               1998           1997
                                                 (In Thousands)
         Special mention assets                 $ 78          $ 61
                                                 ===           ===
         Classified Assets:
           Substandard                          $ 52          $ 64
           Doubtful                               --            --
           Loss                                   --            --
                                                 ---           ---
             Total                              $ 52          $ 64
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

     The Bank records loans as in-substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower it is doubtful the borrower will be able to repay the loan in the foreseeable future. In-substance foreclosures are accounted for as real estate acquired through foreclosure, however, title to the collateral has not been acquired by the Bank. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in-substance foreclosures. At December 31, 1998, the Bank did not have any loans classified as an in-substance foreclosure.

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

     The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                             At  December  31,
                                                            1998           1997
                                                            ----           ----
                                                          (Dollars in Thousands)
 Total loans outstanding(1)                               $42,900       $40,954
                                                           ======        ======
Average loans outstanding                                  42,782        37,581
                                                           ======        ======
Allowance for loan losses (at beginning of period)            412           415
Provision for loan losses (credit):
  Residential                                                  --            --
  Commercial real estate                                       --            --
  Consumer(1)                                                  --            --
Net charge-offs:
  Residential                                                  --            --
  Commercial real estate                                       --            --
  Consumer                                                     (3)           (4)
Net recoveries:
  Consumer                                                      1             1
                                                           ------        ------
Allowance for loan losses (at end of  period)             $   410       $   412
                                                           ======        ======
Allowance for loan losses as a percent of total
  loans outstanding                                          0.96%         1.01%
Net loans charged-off as a percent of average
  loans outstanding                                        (0.00)%       (0.02)%
Allowance for loan losses as a percent of
  nonperforming loans                                         N/A            N/A
----------------------
(1) Includes all loans receivable and loans held for sale, adjusted for deferred loan fees, unearned discounts, and undisbursed loans in process.

      The following table sets forth information with respect to the Bank's allowance for losses on real estate owned and other repossessed assets at the dates indicated:

                                                        At or for the year ended
                                                               December 31,
                                                               ------------
                                                             1998        1997
                                                             ----        ----
                                                          (Dollars in Thousands)

Total real estate owned and in judgment                    $  32       $  32
                                                            ====        ====
Allowance balances - beginning                             $  32       $  32
Provision                                                     --          --
Charge-offs                                                   --          --
Recoveries                                                    --          --
                                                             ---         ---
Allowance balances - ending                                $  32       $  32
                                                            ====        ====
Allowance for losses on real estate owned and
 in judgment to net real estate owned and in judgment     100.00%     100.00%
                                                          ======      ======
Interest-Bearing Accounts

     At December 31, 1998, the Bank held $2.97 million in interest-bearing demand deposits in other financial institutions principally with the FHLB of Seattle. The Bank maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

Mortgage-backed Securities and Investment Activities

     General. At December 31, 1998, the Company had an investment portfolio of approximately $34.06 million, consisting primarily of United States agency and mortgage-related securities and open-ended mutual funds whose underlying assets are high quality fixed-rate and adjustable-rate mortgage-backed securities. The Company will continue to seek high quality investments with short to intermediate maturities and durations of from one to five years as permitted by OTS regulations.

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

     Investment Portfolio. The following table sets forth the amortized cost of the Company's held to maturity investment portfolio, the market value of its available for sale investment portfolio, the market value of its investment in mortgage-related open-ended mutual funds and FHLMC stock, and the cost of its FHLB stock and interest-bearing deposits. At December 31, 1998, the market value of the Company's held to maturity portfolio was $5.47 million.

                                                             At December 31,
                                                             ---------------
                                                             1998       1997
                                                             ----       ----
                                                             (In Thousands)
Available for sale portfolio
  Agency securities                                       $ 5,602    $13,585
  Mortgage related securities                              15,868     13,789
Held to maturity portfolio
  Agency securities                                           501        503
  State and other political subdivisions                      176         --
  Mortgage related securities                               4,658      7,484
Open-ended mutual funds                                     3,960      6,428
FHLMC stock                                                 1,544      1,099
FHLB stock                                                  1,754      1,625
                                                            -----      -----
     Total                                                $34,063    $44,513
                                                          =======    =======

     Investment and Mortgage-backed Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolios (including those held to maturity and held for sale).

                                                                At December 31, 1998
                               ------------------------------------------------------------------------------------------------
                                 One year or      One to Five       Five to Ten      More than Ten        Total investment
                                    Less             Years             Years             Years               Securities
                               ----------------  ----------------  ----------------  ----------------  ----------------  ------
                               Carrying Average  Carrying Average  Carrying Average  Carrying Average  Carrying Average  Market
                                 Value   Yield     Value   Yield     Value   Yield     Value  Yield      Value   Yield    Value
                                 -----   -----     -----   -----     -----   -----     -----  -----      -----   -----    -----
                                                               (Dollars in Thousands)
U.S. agency obligations:
Held to maturity                 501    8.35%        -    0.00%        -    0.00%        -    0.00%      501    8.35%       514
Available for sale                 -    0.00%    2,540    6.45%    3,062    7.48%        -    0.00%    5,602    7.01%     5,602
Mortgage-backed securities(1)
Held to maturity                 239    6.80%      662    5.76%      532    7.69%    3,225    8.16%    4,658    7.74%     4,784
Available for sale                 -    0.00%        -    0.00%    2,132    6.41%   13,737    6.75%   15,869    6.70%    15,869
Tax exempt securities              -    0.00%                         75    6.00%      101    6.40%      176    6.23%       176
FHLB Stock(2)                    N/A      N/A      N/A      N/A      N/A      N/A      N/A      N/A    1,754      N/A     1,754
FHLMC Stock(2)                   N/A      N/A      N/A      N/A      N/A      N/A      N/A      N/A    1,544      N/A     1,544
Mutual Funds(2)(3):
ARM Portfolio                    N/A      N/A      N/A      N/A      N/A      N/A      N/A      N/A    1,031    5.39%     1,031
LongTerm Mortgage Portfolio      N/A      N/A      N/A      N/A      N/A      N/A      N/A      N/A    2,928    6.08%     2,928
                                ----    -----    -----    -----    -----    -----   ------    -----   ------    -----    ------
Total                            740    7.85%    3,202    6.31%    5,801    7.09%   17,063    7.01%   34,063    6.84%    34,202
                                ====    =====    =====    =====    =====    =====   ======    =====   ======    =====    ======

---------------------------
(1) Included unamortized premiums of $70,245 at December 31, 1998.
(2) Amounts are only included in total columns because these investments do not have stated maturities.
(3) The mutual funds are open-ended funds registered under the Investment Company Act of 1940. The Funds invest in various securities that federal savings and loan associations can invest in directly. Shay Assets Management Co. serves as the fund's investment advisor.

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

      Regular savings, NOW accounts, and money market accounts constituted $15.20 million, or 33.07% of the Bank's deposit portfolio at December 31, 1998. Certificates of deposit with original maturities of three to 12 months constituted $14.63 million or 31.83% of the deposit portfolio. Jumbo certificates of deposit, with principal amounts of $99,000 or more, constituted $4.48 million or 9.74% of the portfolio at December 31, 1998. Of that amount, $812,000 was deposits of the State of Wyoming for which the Bank pledged a $3.0 million Federal Home Loan Bank (FHLB) debenture.

      The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.
                                                       At December 31,
                                                       --------------
                                                      1998        1997
                                                      ----        ----
Interest Rate                                          (In Thousands)
3.01-4.00%                                         $   295     $    --
4.01-5.00%                                          11,183       4,642
5.01-6.00%                                          18,531      26,980
6.01-7.00%                                             761         738
                                                    ------      ------
  Total                                            $30,770     $32,360
                                                    ======      ======

     The following table sets forth the amount and maturities of time deposits at December 31, 1998.

                                                 Amount Due
                         ---------------------------------------------------------------------
                          December 31,  December 31,  December 31,  December 31,
                              1999          2000          2001          2002          Total
                         ---------------------------------------------------------------------
INTEREST RATE
    3.001% -4.000%        $   295,336    $        -     $        -     $      -    $   295,336
    4.001% -5.000%          9,965,086     1,082,664        135,655            -     11,183,405
    5.001% -6.000%         13,201,381     3,058,031      1,785,151      486,261     18,530,824
    6.001% -7.000%            298,137       407,371         55,191            -        760,699
                           ----------    ----------     ----------     --------    -----------
                          $23,759,940    $4,548,066     $1,975,997     $486,261    $30,770,264
                          ===========    ==========     ==========     ========    ===========

     The following table indicates the amount of the Bank's certificate accounts of $100,000 or more by time remaining until maturity as of December 31, 1998.

Maturity Period                                    Balances
---------------                                    --------
                                                (In Thousands)
Three months or less                                   $1,380
Over three through six months                             200
Over six through twelve months                          2,145
Over twelve months                                        751
                                                       ------
    Total                                              $4,476
                                                       ======
Borrowings

     As a member of the FHLB of Seattle, the Bank has access to its advance program and other credit products. At December 31, 1998, the Bank had $23.80 million borrowings outstanding from the FHLB. As of and for the year ended December 31, 1998, the Bank had no other borrowings. The Bank matches FHLB advances with mortgage-backed securities with similar maturity to take advantage of the difference (or spread) between the rate paid on the advances and the yield on the securities. The following table sets forth certain information about the Bank's FHLB advances at the dates indicated.

                                        As of and for the Years Ended
                                        -----------------------------
                                             1998             1997
                                             ----             ----
                                            (Dollars in Thousands)
         Maximum balance                    $29,135          $30,901
         Average balance                     25,786           26,624
         Balance at end of period            23,799           29,697
         Weighted average rate:
           at end of period                   5.75%            5.79%
           during the period                  5.50%            5.75%

Subsidiary Activity

     In September 1993, the Company acquired all of the capital stock of the Bank. The officers of the Company consist of the officers of the Bank. The Company is organized as a savings and loan holding company. As of December 31, 1998, the net book value of the Company's investment in the Bank amounted to $8.59 million.

     The Bank has one wholly-owned subsidiary corporation, First Tri-County Service, Inc. ("FTCS"). FTCS was incorporated in the State of Wyoming in August 1982 and is engaged in the sale of life, credit life, and disability insurance. The Bank is permitted to invest up to 2% of its assets in the capital stock of subsidiary corporations or in loans (secured or unsecured) to those entities. An additional investment of 1% of assets is allowed if the additional investment is used for community development purposes. Based upon the 2% limitation, as of December 31, 1998, the Bank was authorized to invest up to approximately $1.62 million in the stock of service corporations. As of December 31, 1998, the net book value of the Bank's investment in stock, unsecured loans and conforming loans in its service corporation was $15,755.

Employees

     Substantially, all of the activities of the Company are conducted through the Bank, therefore at December 31, 1998, the Company did not have any salaried employees. As of December 31, 1998, the Bank had 17 full-time employees and three part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the fiscal year ended December 31, 1998, amounted to approximately $27,921.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

     Savings associations with a greater than "normal" level of interest rate exposure will, in the future, be subject to a deduction for an interest rate risk ("IRR") component may be from capital for purposes of calculating their risk-based capital requirement. See "-- Net Portfolio Value."

     As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1998:

                                                      Percent of
                                                       Adjusted
                                            Amount      Assets
                                            ------    ----------
                                          (Dollars in Thousands)
Tangible Capital:
Regulatory requirement                     $1,198      1.50%
Actual capital                              8,307     10.41%
                                            -----     ------
           Excess                          $7,109      8.91%
                                           ======     ======
Core Capital:
Regulatory requirement                     $3,195      4.00%
Actual capital                              8,307     10.41%
                                            -----     ------
           Excess                          $5,112      6.41%
                                           ======     ======
Risk-Based Capital:
Regulatory requirement                     $2,783      8.00%
Actual capital                              8,717     25.06%
                                            -----     ------
           Excess                          $5,934     17.06%
                                           ======     ======

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

     An institution's interest rate risk is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The following table presents the Bank's NPV at December 31, 1998 as calculated by the OTS and based on OTS assumptions utilizing raw data voluntarily provided to the OTS by the Bank.

 Changes in Interest
Rates in Basis Points
   (Rate Shock) (1)             Net Portfolio Value          NPV as % of Assets
----------------------     ------------------------------    -------------------
                           $ Amount  $ Change  % Change      NPV Ratio  Change
                               (Dollars in Thousands)

              +400 bp          6,559    -5,143      -44%         8.66%   -546 bp
              +300 bp          8,288    -3,414      -29%        10.63%   -349 bp
              +200 bp          9,633    -2,069      -18%        12.07%   -205 bp
              +100 bp         10,803      -899       -8%        13.26%    -86 bp
                 0 bp         11,702                            14.12%
              -100 bp         12,445       743       +6%        14.78%    +67 bp
              -200 bp         13,212     1,510      +13%        15.45%   +133 bp
              -300 bp         14,214     2,512      +21%        16.32%   +220 bp
              -400 bp         15,237     3,535      +30%        17.18%   +306 bp

----------------------
(1) Denotes rate shock used to compute interest rate risk capital component.

                                             As of December 31,
                                                   1998
                                             ------------------
RISK MEASURES:
200 Basis Point Rate Shock
Pre-Shock NPV Ratio:  NPV as %
  of Present Value of Assets                       14.12%
Exposure Measure:  Post-Shock
  NPV Ratio                                        12.07%
Sensitivity Measure:Change in NPV Ratio             -205 bp

CALCULATION OF CAPITAL COMPONENT:
Change in NPV as % of Present
Value of Assets                                    -2.49%
Interest Rate Risk Capital Component                  --

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

     OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

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

     Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Seattle. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every twelve months. As of December 31, 1998, the Bank was in compliance with its QTL requirement with 88.15% of its assets invested in QTIs.

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

     Loans-to-One Borrower. See "-- Business of the Bank -- Origination, Sale, and Purchase of Loans -- Loans-to-One Borrower."

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Federal law requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered system. The Bank received an "outstanding" rating as a result of its last evaluation in March, 1998.

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

     Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1998, the Bank's required liquid asset ratio is 4%.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1998, the Bank had $1.75 million in FHLB stock, which was in compliance with this requirement.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1998, the Bank was in compliance with these Federal Reserve Board requirements.

Item  2.  Description of Property

     (a) Properties.

     Currently, the Company does not own real property but utilizes the offices of the Bank. The Bank operates from its main office located in downtown Torrington at 2201 Main Street, Torrington, Wyoming 82240 and from a branch office located at 957 Maple Street, Wheatland, Wyoming 82201. The Bank owns both office facilities. The main office was opened in 1935 and the present facility has 4,380 square feet. The total investment in the property and equipment at the main office is $1,266,689 with a net book value of $660,741 at December 31, 1998. The Wheatland branch was opened in June 1979 with the present facility being built in July 1980. The total investment in the property and equipment at the Wheatland branch is $529,834 with a net book value of $140,399 at December 31, 1998.

     At December 31, 1998, the Bank had a total investment in its land, buildings and improvements, and fixtures, furniture, and equipment of $1,796,523, less accumulated depreciation of $995,383, for a net carrying value of $801,140.

     The Company has a contract to purchase 4.4 acres of land in the vicinity of the intersection of Hynds Boulevard and Vandehei Avenue in Cheyenne, Wyoming. The Company plans to complete the purchase of land in April of 1999 and the Bank intends to open a branch office on the site in the third quarter of 1999. See the "Management Discussion and Analysis of Financial Condition and Results of Operation" section of the Annual Report for a discussion of the financial implications of this endeavor.

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

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


PART II

Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters

     The information contained under the section captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "Annual Report"), is incorporated herein by reference.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not Applicable.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act

     The information contained under the section captioned "I -- Information with respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on April 28, 1999 (the "Proxy Statement") which is incorporated herein by reference.

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

      1.    Independent Auditors' Reports

      2.    Tri-County Bancorp, Inc. and Subsidiary

            (a) Consolidated Statements of Financial Condition at December 31, 1998 and 1997
            (b) Consolidated Statements of Operations for the years ended December 31, 1998 and 1997
            (c) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997
            (d) Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997
            (e)   Notes to Consolidated Financial Statements

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

            13 Annual Report to Stockholders for the fiscal year ended December 31, 1998

            21 Subsidiaries of the Registrant (See information provided at "Item 1. Business -- Subsidiary Activity").

            23    Consent of Dalby, Wendland & Co., P.C.

            27    Financial Data Schedule***

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed by the registrant during 1998.

(c) Exhibits to this Form 10-KSB are attached or incorporated by reference as stated above.
----------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (33-65162) declared effective by the Commission on August 12, 1993.
** Incorporated by reference to the Annual Securities Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-22220) filed with the SEC.
***   In electronic filing only.

                                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRI-COUNTY BANCORP, INC.


Dated:  March 30, 1999                  By:/s/Robert L. Savage
                                           President, Chief Executive Officer,
                                           and Director (Duly Authorized
                                           Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ Robert L. Savage                    By:/s/ William J.Rueb
       President, Chief Executive Officer         Director
       and Director (Principal Executive
       Officer)

Date:  March 30, 1999                      Date:  March 30, 1999


By:/s/ Larry C. Goddard                    By:/s/ Lance H. Griggs
       Chairman of the Board                      Director

Date:  March 30, 1999                      Date:  March 30, 1999


By:/s/ David C. Kellam                     By:/s/ Tommy A. Gardner
       Director                                   Vice President, Principal
                                                  Accounting and Financial
                                                  Officer

Date:  March 30, 1999                      Date:  March 30, 1999


By:/s/ Carl F. Rupp
       Director

Date: March 30, 1999