Form 10QSB
period 1999-03-31
TRI COUNTY BANCORP INC
filed 1999-05-17
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1999
                                 -----------------------------------------------

                                             OR


                        Commission file number: 0-22220

                            TRI-COUNTY BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                    WYOMING                                        83-0304855
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)  (I.R.S.
                                                                Employer ID No.)


                     2201 MAIN STREET, TORRINGTON, WY 82240
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


Issuer's Telephone Number, Including Area Code              (307) 532-2111
                                               ---------------------------------


                                      N/A
--------------------------------------------------------------------------------
(Former Name,  Former  Address and Former Fiscal Year, if Changed Since Last
Report)


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1999.

Class:  $.10 par value common stock               Outstanding:  878,798 shares

Transitional Small Business Disclosure Format (check one):
Yes           No   X

                         TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

                                           INDEX

         PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Financial
                  Condition as of March 31, 1999 (unaudited)
                  and December 31, 1998................................3

                  Condensed Consolidated Statements of Operations
                  for the Three Months Ended March 31, 1999
                  and 1998 (unaudited).................................4

                  Condensed Consolidated  Statements of
                  Stockholder's Equity for the Three Months
                  Ended March 31, 1999 and 1998 (unaudited)............5

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 1999
                  and 1998 (unaudited).................................6

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


         PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings...................................15

         Item 2.  Changes in Securities...............................15

         Item 3.  Default Upon Senior Securities......................15

         Item 4.  Submissions of Matters to a Vote of Security
                  Holders.............................................15

         Item 5.  Other Information...................................15

         Item 6.  Exhibits and Reports on Form 8-K....................15


         SIGNATURES...................................................16

                               PART I - FINANCIAL INFORMATION
                               Item 1 - Financial Statements

                         TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        (unaudited)

                                                               March 31,     December 31,
                           ASSETS                                 1999           1998
                                                              (unaudited)
                                                              -------------  -------------
Cash and due from banks                                         $   822,646    $   385,804
Interest-bearing deposits with banks                              2,971,654      2,979,241
Securities available-for-sale, at fair value                     28,445,873     28,727,466
Securities held-to-maturity, market value of
  $4,796,021(1999) and $5,474,222(1998)                           4,678,831      5,335,700
Loans held for sale, at market value                                336,943        435,721
Loans receivable, net of allowance for loan losses of
  $399,462 (1999) and  $409,984 (1998)                           43,462,851     42,054,222
Accrued interest receivable                                         549,030        450,017
Bank property and equipment                                         776,169        801,141
Other assets                                                         11,592        138,685
                                                                     ------        -------
                                                Total Assets    $82,055,589    $81,307,997
                                                                ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits                                                 $   753,313    $   690,177
Savings and NOW deposits                                         15,760,963     14,513,645
Time deposits                                                    30,170,534     30,770,264
                                                                 ----------     ----------
                                              Total Deposits     46,684,810     45,974,086

Advance from Federal Home Loan Bank                              23,987,242     23,799,117
Accounts payable and accrued expenses                               194,471        216,841
Advances by borrowers for taxes and insurance                       163,900        110,167
Deferred income taxes                                               687,054        787,119
                                                                    -------        -------
                                            Total Liabilities    71,717,477     70,887,330
                                                                 ----------     ----------

Stockholders' Equity
  Preferred stock, $.10 par value, 5,000,000 shares
    authorized, none issued                                              --             --
  Common stock, 10,000,000 share of $.10 par value
    authorized, 1,520,425 (1999) and 1,520,425
    (1998) shares issued                                            152,043        152,043
  Additional paid in capital                                      7,339,861      7,319,578
  Retained earnings - substantially restricted                    9,361,841      9,260,742
  Unearned compensation relating to Management Stock
    Bonus Plan and ESOP                                            (269,100)      (284,050)
  Unrealized gain/(loss) on securities
    available-for-sale, net of tax                                  891,107      1,106,701
  Treasury stock, 641,627 (1999) and 641,627 (1998)
    shares, at cost                                              (7,137,640)    (7,134,347)
                                                                 ----------     ----------
                                  Total Stockholders' Equity     10,338,112     10,420,667
                                                                 ----------     ----------
                  Total Liabilities and Stockholders' Equity    $82,055,589    $81,307,997
                                                                ===========    ===========

           See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          1999           1998
                                                      -----------    -----------
 Interest Income
   Loans                                              $  875,512     $  857,653
   Securities available-for-sale                         441,994        562,098
   Securities held-to-maturity                            89,558        151,995
   Other interest earning assets                          26,052         16,983
                                                          ------         ------
                               Total Interest Income   1,433,116      1,588,729
                                                       ---------      ---------

Interest Expense
   Deposits                                              489,300        510,683
   Advances and other borrowings                         323,145        397,388
                                                         -------        -------
                              Total Interest Expense     812,445        908,071
                                                         -------        -------
                                 Net Interest Income     620,671        680,658
Provision for credit losses                                   --             --
                                                         -------        -------
                 Net Interest Income After Provision
                                   for Credit Losses     620,671        680,658
                                                         -------        -------

Non-interest Income
  Gain on sale of loans                                   10,420          6,660
  Gain(loss) on sale of available-for-sale
    securities                                             3,696             --
  Service charges on deposits                             31,197         29,262
  Other, net                                               5,235          4,474
                                                           -----          -----
                           Total Non-interest Income      50,548         40,396
                                                          ------         ------
Non-interest Expense
  Compensation and benefits                              205,574        209,463
  Occupancy and equipment                                 83,164         80,426
  Federal deposit insurance premium                        6,752          7,470
  Other, net                                              77,763         90,903
                                                          ------         ------
                          Total Non-interest Expense     373,253        388,262
                                                         -------        -------
                        Earnings Before Income Taxes     297,966        332,792
Income taxes                                             100,200        101,000
                                                         -------        -------
                                  Net Earnings(Loss)    $197,766       $231,792
                                                        ========       ========
             Diluted Earnings(Loss) Per Common Share       $0.21          $0.18
                                                           =====          =====
                 Cash Dividend Paid Per Common Share       $0.11          $0.10
                                                           =====          =====

           See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For the Three Months Ended March 31, 1999
                                   (unaudited)

                                                                       Employee                 Accumulated
                                               Additional               Stock        MSBP         Other
                                       Common   Paid-In    Retained   Ownership    Unearned   Comprehensive  Treasury
                                        Stock   Capital    Earnings      Plan    Compensation     Income      Stock       Total
                                     -----------------------------------------------------------------------------------------------
Balance - December 31, 1997           $149,500 $7,100,600 $8,792,947  ($343,850)    ($44,175)     $817,476 ($2,645,314) $13,827,184


Net earnings                                --         --    231,792         --           --            --          --      231,792
Other comprehensive income:
  Unrealized market
  adjustments, net of tax and
  reclassification adjustment                                                                       46,333                   46,333
                                      ----------------------------------------------------------------------------------------------
           Comprehensive income             --         --    231,792         --           --        46,333          --      278,125
                                      ----------------------------------------------------------------------------------------------
Repayment of ESOP debt                      --         --         --     14,950           --            --          --       14,950
Allocation of ESOP shares                   --     25,796         --         --           --            --          --       25,796
Amortization of deferred compensation       --         --         --         --       14,725            --          --       14,725
Dividends paid - cash                       --         --   (116,750)        --           --            --          --     (116,750)
Stock options exercised                     --         --         --         --           --            --          --           --
Treasury stock purchased                    --         --         --         --           --            --          --           --
Dividends paid - stock                      --         --         --         --           --            --          --           --
                                      -------- ---------- ----------   --------      -------      --------  ----------  -----------
Balance - March 31,1998               $149,500 $7,126,396 $8,907,989  ($328,900)    ($29,450)     $863,809 ($2,645,314) $14,044,030
                =======               ======== ========== ==========  =========     ========      ======== ===========  ===========

Balance - December 31, 1998           $152,043 $7,319,578 $9,260,742  ($284,050)          --    $1,106,701 ($7,134,347)  10,420,667

Net earnings                                --         --    197,766         --           --            --          --      197,766
Other comprehensive income:
  Unrealized market
  adjustments, net of tax and
  reclassification adjustment                                                                     (215,594)                (215,594)
                                      ----------------------------------------------------------------------------------------------
           Comprehensive income             --         --    197,766         --           --      (215,594)         --      (17,828)
                                      ----------------------------------------------------------------------------------------------
Repayment of ESOP debt                      --         --         --     14,950           --            --          --       14,950
Allocation of ESOP shares                   --     20,283         --         --           --            --          --       20,283
Amortization of deferred compensation       --         --         --         --           --            --          --           --
Dividends paid - cash                       --         --    (96,668)        --           --            --          --      (96,668)
Stock options exercised                     --         --         --         --           --            --          --           --
Treasury stock purchased                    --         --         --         --           --            --      (3,293)      (3,293)
Dividends paid - stock                      --         --         --         --           --            --          --
                                      -------- ---------- -----------  --------    ---------       -------  ----------  -----------
Balance - March 31,1999               $152,043 $7,339,861 $9,361,840  ($269,100)          --      $891,107 ($7,137,640) $10,338,111
                =======               ======== ========== ==========  =========    =========      ======== ===========  ===========

            See notes to consolidated condensed financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                            1999        1998
                                                         ----------  ----------
Net Cash Provided by Operations                          $  103,635  $  888,718

Principal payments received on
  held-to-maturity securities                               654,140     507,179
Purchase of available-for-sale securities                (5,500,000) (5,055,914)
Sale of available-for-sale securities                     3,433,328   4,000,000
Principal payments received on
  available-for-sale securities                           2,041,309     967,829

Net decrease(increase) in loans                           1,165,202     902,485
Purchase of loans                                        (2,333,100) (1,903,187)
Investment in property and equipment and
  real estate owned                                          (3,600)    (14,421)
                                                             ------     -------
       Net Cash Provided (Used) by Investing Activities  $ (542,721) $ (596,029)
                                                         ----------  ----------

Net increase (decrease) in deposits                      $  710,725  $ (482,706)
Net increase (decrease) in advances from
  borrowers for taxes and insurance                          54,503      60,906
FHLB borrowings                                           5,500,000   7,000,000
Repayment of FHLB advance                                (5,311,876) (7,561,875)
Payments received from ESOP                                  14,950      14,950
Treasury stock purchased                                     (3,293)         --
Cash dividends paid                                         (96,668)   (116,749)
                                                            -------    --------
       Net Cash Provided (Used) by Financing Activities     868,341  (1,085,474)
                                                            -------  ----------
       Increase (Decrease) in Cash and Cash Equivalents     429,255    (792,785)

Cash and cash equivalents - beginning of period           3,365,045   2,638,807
                                                          ---------   ---------
Cash and cash equivalents - end of period                $3,794,300  $1,846,022
                                                         ==========  ==========
Supplemental disclosures
Cash paid for:
  Interest                                                 $823,097    $914,616
                                                           ========    ========
  Income taxes                                             $ 95,000    $ 39,700
                                                           ========    ========



           See notes to consolidated condensed financial statements.

                         TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       March 31, 1999
                                        (unaudited)



NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Tri-County Bancorp, Inc. (the "Company"), Tri-County Federal Savings Bank (formerly Tri-County Federal Savings and Loan Association) (the "Bank") and First Tri-County Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read together with the 1998 consolidated financial statements and notes thereto of Tri-County Bancorp, Inc. and Subsidiaries included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. However, all normal recurring adjustments have been made which, in the opinion of Management, are necessary to the fair presentation of the financial statements.

The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the year ending December 31, 1999 or any other period.

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

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. The Company's only item of other comprehensive income is the unrealized gain (loss) on securities available for sale, which is reported net of tax effect. The following schedule reflects the unrealized holding gains arising during the periods ended March 31, 1999 and 1998.

                                              Before-Tax  Tax Benefit Net-of-Tax
                                                Amount    or(Expense)   Amount
                                              ----------  ----------- ----------
For the Three Months ended March 31, 1998
  Accumulated  Comprehensive Income
    - Dec. 31, 1997                           $1,238,601  ($421,125)   $817,476
    Unrealized  hold  gains(losses)
      arising during the period                   70,186    (23,853)     46,333
    Gain(Loss) reclassification adjustment for
      gains(losses) realized in net earnings          --         --          --
                                               ---------   --------    --------
  Accumulated  Comprehensive  Income
    - March 31, 1998                          $1,308,787  ($444,978)   $863,809
                                              ==========   ========    ========
For the Three Months ended March 31, 1999
  Accumulated  Comprehensive Income
    - Dec. 31, 1998                           $1,676,820  ($570,119) $1,106,701
    Unrealized  hold  gains(losses)
      arising during the period                 (330,355)   112,322    (218,033)
    Gain(Loss) reclassification adjustment for
      gains(losses) realized in net earnings       3,696     (1,257)      2,439
                                                   -----     ------       -----
  Accumulated  Comprehensive  Income
    - March 31, 1999                          $1,350,161  ($459,054)   $891,107
            === ====                          ==========  =========    ========

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


CHANGES IN FINANCIAL CONDITION

ASSETS

The total assets of the Bank increased by $748,000 or 0.92% during the first three months of 1999. The increase is primarily the result of increases in loans receivable and cash and due from banks which more than offset decreases in securities available for sale and held to maturity.

Interest earning deposits increased $437,000 during the period. The increase was the result of a decision by the management of the Bank to hold more short-term deposits in the existing interest rate environment.

Securities available-for-sale decreased by $282,000 million during the first quarter of 1999. Securities totaling $3.44 million were sold, principal payments and prepayments of $2.04 million were received from mortgage-backed securities, and the market value of the securities decreased $0.33 million during the period. These decreases were partially offset by purchases totaling $5.50 million.

Securities held-to-maturity decreased by $657,000. The decrease was the result of principal payments and prepayments on the Bank's portfolio of mortgage-backed securities.

Loans receivable increased $1.41 million during the first three months of 1999. During this period, the Bank originated or purchased portfolio residential mortgage loans totaling $3.30 million, non-residential mortgage loans totaling $510,000, consumer loans totaling $329,000, and commercials loan in the amount of $261,000. During the same period, the Bank received scheduled principal payments and prepayments totaling $3.35 million on its loan portfolio. Of the total mortgage loans originated or purchased during the year, $2.50 million were adjustable rate and $1.31 million were fixed rate loans. Because of a lack of demand for certain types of loans in the Bank's primary lending area, purchased loans totaled 51% of mortgage lending during the period. The majority of purchased loans are residential and non-residential real estate loans in Colorado and Idaho mountain resort communities and non-residential real estate loans along the front range of Colorado. Purchased loans are subjected to the same underwriting standards and loan terms as those originated by the Bank for its portfolio.

LIABILITIES

Deposit balances increased by $.711 million or 1.55% from $45.97 million at December 31, 1998 to $46.68 million at March 31, 1999. The increase consisted of increases of $63,000 in demand deposits and $1.27 million in savings and NOW deposits and a decrease of $.60 million in time deposits.

Deferred income taxes decreased by $100,000 during the year and was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available-for-sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities decreased $327,000 during the period, which resulted in a decrease in deferred income taxes.

STOCKHOLDERS' EQUITY

The increase in additional paid-in capital of $20,000 was caused by the application of an accounting standard which requires charging current expense for the fair value of shares of stock committed to be released by the Bank's Employee Stock Ownership Plan and crediting the difference between the fair value and the cost of the shares to paid-in capital.

The increase in retained earnings was the result of net earnings totaling $198,000 which more than offset the decrease in retained earnings caused by the payments of dividends of $0.11 per share totaling $97,000.

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified available-for-sale to be shown as a separate component of stockholders' equity in an amount, which is net of deferred income taxes. The market value of securities classified as available-for-sale decreased during the first quarter of 1999 and resulted in a decrease, net of deferred income tax, of $216,000 in stockholder's equity.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

NET INCOME

Net income decreased $34,000 during the quarter ended March 31, 1999 when compared to the same period of 1998. Net interest income decreased by $60,000, non-interest income increased by $10,000 and non-interest expense decreased by $15,000.

INTEREST INCOME

Interest income from loans increased $18,000 or 2.08% for the quarter ended March 31, 1999. The increase was the result of an increase in the average balance of loans outstanding of $2.02 million which more than offset a decrease in yield on the loans from 8.31% to 8.11%.

The decrease of $120,000 in interest on securities available for sale was the result of a decrease in the average balance of securities of $6.23 million and a decrease in the average yield on the portfolio from 6.38% to 5.97%. The decrease in yield was the result of the purchase of securities, which on average had a lower yield than the yield on the existing portfolio.

Interest on securities held to maturity decreased $62,000 and was caused primarily by a decrease in the average balance of the portfolio of $2.88 million, which offset an increase in the yield on the portfolio from 7.63% to 7.53%. The increase in yield was the result of the higher level of principal prepayments on the lower yielding mortgage-backed securities in the portfolio.

The increase in income from other interest-earning assets of $9,000 was primarily caused by an increase in the average balance of these assets. This category of assets consists primarily of interest-earning demand deposits held at FHLB.

INTEREST EXPENSE

Interest expense on deposits decreased $21,000 during the first quarter of 1999. This decrease was the result of a decrease in the average cost of deposits from 4.54% to 4.20%, which offset an increase of $1.43 million in the average balance of deposits.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to supplement retail deposits. The average balance of these borrowings was $4.32 million less during the first three months of 1999 than during the same period of 1998 and the average cost of the borrowings decreased from 5.64% to 5.42% which resulted in an decrease of $74,000 in interest expense.

PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the year of 1999. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $399,000 at March 31, 1999. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME

Non-interest income increased $10,000 during the first quarter of 1999.

The increase in the gain on sale of loans of $4,000 was the result of an increase in the dollar amount of loans sold. Gain on sale of available-for-sale securities increased $4,000 during 1999. The securities sold in the current year resulted in a net gain while there were no securities sold in 1998. Service charges on deposits increased $2,000 mainly because of an increase in chargeable events.

NON-INTEREST EXPENSE

Overall, non-interest expense decreased $15,000 during the quarter ended March 31, 1999.

Compensation and benefits decreased by $4,000 in 1999 and was primarily caused by a decrease in pension costs.

Occupancy and equipment expense increased $3,000 and was primarily caused by an increase in building repairs.

INCOME TAXES

Earning before taxes decreased by $35,000 while the provision for income taxes decreased $1,000 for the quarter ended March 31, 1999. The main reason for the disproportionate decrease in income tax in when compared to the decrease in income before tax was due to the establishment, in the prior year, of a deferred tax asset resulting from the difference between financial and tax accounting for losses incurred from mortgage loan foreclosure and disposition.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, sales and maturities of investments and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in short-term time deposits that provide liquidity to meet lending requirements. Interest-bearing deposits at March 31, 1999 amounted to $2,971,654. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:

                                                        3 Months Ended March 31,
                                                              (in thousands)
                                                         -----------------------
                                                               1999      1998

         Cash and cash equivalents at beginning of year      $ 3,365    $ 2,639
                                                             --------   -------
         OPERATING ACTIVITIES:
         Net Income                                              198        232
           Adjustments to reconcile net income to
           net cash provided by operation activities             (94)       657
                                                              ------    -------
         Net cash provided by operating activities               104        889
         Net cash provided (used) by investing activities       (543)      (596)
         Net cash provided (used) by financing activities        868     (1,086)
                                                                ----    -------
         Net increase (decrease) in cash and cash
         equivalents                                             429       (793)
                                                                 ---       ----
         Cash and cash equivalents at end of  period         $ 3,794    $ 1,846
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

The Bank anticipates it will have sufficient funds available to meet its current loan commitments. At March 31, 1999, the Bank had outstanding commitments of $2,005,539. Certificates of deposit scheduled to mature in one year or less at March 31, 1999 totaled $23,506,438. Based on past experience, Management believes that a substantial portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at March 31, 1999, as compared to the minimum regulatory requirements:

                                                                               To Be Well
                                                                        Capitalized Under
                                                            For Capital Prompt Corrective
                                               Actual Adequacy Purposes Action Provisions
                            -------------------------------------------------------------
                                       Dollars  Ratio Dollars     Ratio    Dollars  Ratio
                                       -------  ----- -------     -----    -------  -----
March 31, 1999
Total Equity Capital
  (to risk-weighted assets)             $9,429  26.9%  $2,808      8.0%     $3,510  10.0%
Tier 1 Capital
  (to risk-weighted assets)             $8,534  24.3%  $1,404      4.0%     $2,106   6.0%
Tier 1 Capital
  (to adjusted total assets)            $8,534  10.5%  $3,236      4.0%     $4,045   5.0%

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

YEAR 2000 COMPLIANCE

During 1998, the Company adopted a Year 2000 Action Plan (the "Plan"). The objectives of the Plan are to prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop detailed action plans, perform adequate testing, and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. The Company is currently in the Implementation Phase, which is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The
Implementation Phase is on schedule and targeted for completion by June 30, 1999.

Prioritization of the most critical software applications has been addressed, along with contract and service agreements. The primary operating software for the Company is obtained from and maintained by an external provider of software (the "External Provider"). The External Provider has completed the renovation of its software and the Company has tested the software. The tests verified that the primary operating software is Year 2000 ready. The Company has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The Renovation Phase met its completion target date of December 31, 1998. The Validation Phase involved the testing of changes to hardware and software accompanied by monitoring and testing with vendors. The Validation Phase met its completion target date of March 31, 1999.

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

                                PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

      Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1999. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


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

                              TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date:       May 14, 1999              /s/ Robert L. Savage
     -------------------------------  President and Chief Executive Officer



Date:       May 14, 1999              /s/ Tommy A. Gardner
     -------------------------------  Vice President and Chief Financial Officer