Form 10QSB
period 1999-06-30
TRI COUNTY BANCORP INC
filed 1999-08-13
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, DC 20549



                                        FORM 10-QSB




(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1999
                               -------------------------------------------------
                                             OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number: 0-22220

                              TRI-COUNTY BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

      WYOMING                                                   83-0304855
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
or Organization)                                             Identification No.)

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

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the issuer's classes of common stock as of August 13, 1999.

Class:   $.10 par value common stock          Outstanding:   881,048 shares

Transitional Small Business Disclosure Format (check one):
Yes           No   X

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

         PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Financial
                  Condition as of June 30, 1999 (unaudited)
                  and December 31, 1998................................3

                  Condensed Consolidated Statements of Operations
                  for the Six Months Ended June 30, 1999
                  and 1998 (unaudited).................................4

                  Condensed Consolidated Statements of Stockholder's Equity for the Six Months Ended June 30, 1999
                  and 1998 (unaudited).................................5

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1999
                  and 1998 (unaudited).................................6

                  Notes to Condensed Consolidated Financial
                  Statements...........................................7

         Item 2.  Management's Discussion and Analysis or Plan
                  of Operation.........................................9


         PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings...................................17

         Item 2.  Changes in Securities...............................17

         Item 3.  Default Upon Senior Securities......................17

         Item 4.  Submissions of Matters to a Vote of Security
                  Holders.............................................17

         Item 5.  Other Information...................................17

         Item 6.  Exhibits and Reports on Form 8-K....................17


         SIGNATURES...................................................18

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                             June 30,   December 31,
                                                                 1999           1998
                                                          (unaudited)
                                                         ------------   ------------
                         ASSETS
Cash and due from banks                                      $411,752       $385,804
Interest-bearing deposits with banks                        1,043,253      2,979,241
Securities available for sale, at fair value               29,333,085     28,727,466
Securities held to maturity, market value of
     $4,567,063 (1999) and $5,474,222 (1998)                4,471,686      5,335,700
Loans held for sale, at market value                          125,000        435,721
Loans receivable, net of allowance for loan losses of
     $399,462 (1999) and $409,984 (1998)                   45,281,686     42,054,222
Accrued interest receivable                                   576,393        450,017
Bank property and equipment                                 1,525,518        801,141
Other assets                                                   77,353        138,685
                                                               ------        -------
Total Assets                                              $82,845,726    $81,307,997
                                                          ===========    ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits                                               496,316        690,177
Savings and NOW deposits                                   16,229,351     14,513,645
Time deposits                                              30,868,620     30,770,264
                                                           ----------     ----------
Total Deposits                                             47,594,287     45,974,086

Advance from Federal Home Loan Bank                        23,975,367     23,799,117
Accounts payable and accrued expenses                         350,583        216,841
Advances by borrowers for taxes and insurance                 129,612        110,167
Deferred income taxes                                         572,767        787,119
                                                              -------        -------
Total Liabilities                                          72,622,616     70,887,330
                                                           ----------     ----------
Stockholders' Equity
     Preferred stock, $.10 par value, 5,000,000 shares
          authorized, none issued                                  --             --
     Common stock, 10,000,000 share of $.10 par value
          authorized, 1,523,425 (1999) and 1,520,425
          (1998) shares issued                                152,342        152,043
     Additional paid in capital                             7,374,787      7,319,578
     Retained earnings - substantially restricted           9,447,680      9,260,742
     Unearned compensation relating to Management Stock
          Bonus Plan and ESOP                                (254,150)      (284,050)
     Unrealized gain/(loss) on securities available for
          sale, net of tax                                    649,841      1,106,701
     Treasury stock, 642,377 (1999) and 641,627 (1998)
          shares, at cost                                  (7,147,390)    (7,134,347)
                                                           ----------     ----------
Total Stockholders' Equity                                 10,223,110     10,420,667
                                                           ----------     ----------
Total Liabilities and Stockholders' Equity                $82,845,726    $81,307,997
                                                          ===========    ===========

           See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended            Six Months Ended
                                                             June 30,                    June 30,
                                                   1999          1998          1999          1998
                                              ---------     ---------     ---------     ---------
Interest Income
     Loans                                     $891,685      $873,719    $1,767,197    $1,731,371
     Securities available for sale               83,993       535,015       173,551     1,104,756
     Securities held to maturity                440,433       130,655       882,427       275,008
     Other interest earning assets               22,297        29,651        48,349        46,634
                                                 ------        ------        ------        ------
          Total Interest Income               1,438,408     1,569,040     2,871,524     3,157,769
                                              ---------     ---------     ---------     ---------

Interest Expense
     Deposits                                   497,165       515,787       986,465     1,026,471
     Advances and other borrowings              330,438       391,032       653,582       788,420
                                                -------       -------       -------       -------
          Total Interest Expense                827,603       906,819     1,640,047     1,814,891
                                                -------       -------     ---------     ---------
          Net Interest Income                   610,805       662,221     1,231,477     1,342,878
Provision for credit losses                          --            --            --            --
                                                -------       -------     ---------     ---------
          Net Interest Income After Provision
               for Credit Losses                610,805       662,221     1,231,477     1,342,878
                                                -------       -------     ---------     ---------
Non-interest Income
     Gain on sale of loans                       15,988        19,084        26,408        25,744
     Gain(loss) on sale of available for
          sale securities                            --            --         3,696            --
     Service charges on deposits                 30,390        28,537        61,586        57,799
     Other, net                                   7,852         6,462        13,086        10,937
                                                  -----         -----        ------        ------
          Total Non-interest Income              54,230        54,083       104,776        94,480
                                                 ------        ------       -------        ------
Non-interest Expense
     Compensation and benefits                  218,001       223,876       423,575       447,739
     Occupancy and equipment                     82,517        80,235       165,681       160,662
     Federal deposit insurance premium            6,714         7,031        13,465        14,500
     Other, net                                  82,567        84,366       160,329       160,869
                                                 ------        ------       -------       -------
          Total Non-interest Expense            389,799       395,508       763,050       783,770
                                                -------       -------       -------       -------
          Earnings Before Income Taxes          275,236       320,796       573,203       653,588
Income taxes                                     92,400        93,600       192,600       194,600
                                                 ------        ------       -------       -------
          Net Earnings(Loss)                   $182,836      $227,196      $380,603      $458,988
                                               ========      ========      ========      ========
Earnings(Loss) Per Common Share - Diluted         $0.19         $0.18         $0.40         $0.36
                                                  =====         =====         =====         =====
          Cash Dividend Paid Per Common Share     $0.11         $0.11         $0.22         $0.21
                                                  =====         =====         =====         =====

           See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 For the Six Months Ended June 30, 1998 and 1999
                                   (unaudited)

                                                                       Employee                Accumulated
                                            Additional                    Stock         MSBP         Other
                                     Common    Paid-In     Retained   Ownership     Unearned Comprehensive     Treasury
                                      Stock    Capital     Earnings        Plan Compensation        Income        Stock        Total
                                     -----------------------------------------------------------------------------------------------
Balance - December 31, 1997        $149,500 $7,100,600  $8,792,947   ($343,850)   ($44,175)      $817,476  ($2,645,314) $13,827,184

  Net earnings                           --         --     458,988          --          --             --           --      458,988
  Other comprehensive income:
    Unrealized market adjustments,
      net of tax and
      reclassification adjustment        --         --          --          --          --         79,593           --       79,593
                                   -------------------------------------------------------------------------------------------------
          Comprehensive income           --         --     458,988          --          --         79,593           --      538,581
                                   -------------------------------------------------------------------------------------------------
  Repayment of ESOP debt                 --         --          --      29,900          --             --           --       29,900
  Allocation of ESOP shares              --     51,677          --          --          --             --           --       51,677
  Amortization of deferred
    compensation                         --         --          --          --      29,450             --           --       29,450
  Dividends paid - cash                  --         --    (245,175)         --          --             --           --     (245,175)
  Stock options exercised                --         --          --          --          --             --           --           --
  Treasury stock purchased               --         --          --          --          --             --           --           --
                                   --------  ---------    --------      ------     -------         ------   ----------     --------
Balance - June 30, 1998            $149,500 $7,152,277  $9,006,760   ($313,950)   ($14,725)      $897,069  ($2,645,314) $14,231,617
                                   ======== ==========  ==========   =========    ========       ========  ===========  ===========

Balance -ecember 31, 1998          $152,043 $7,319,578  $9,260,742   ($284,050)         --     $1,106,701  ($7,134,347) $10,420,667

  Net earnings                           --         --     380,603          --          --             --           --      380,603
  Other comprehensive income:
    Unrealized market adjustments,
      net of tax and
      reclassification adjustment        --         --          --          --          --       (456,860)          --     (456,860)
                                   -------------------------------------------------------------------------------------------------
          Comprehensive income           --         --     380,603          --          --       (456,860)          --      (76,257)
                                   -------------------------------------------------------------------------------------------------
  Repayment of ESOP debt                 --         --          --      29,900          --             --           --       29,900
  Allocation of ESOP shares              --     40,509          --          --          --             --           --       40,509
  Dividends paid - cash                  --         --    (193,666)         --          --             --           --     (193,666)
  Stock options exercised               300     14,700          --          --          --             --           --       15,000
  Treasury stock purchased               --         --          --          --          --             --      (13,043)     (13,043)
                                   -------- ----------  ----------   ---------   ---------       --------  -----------  -----------
Balance - June 30, 1999            $152,343 $7,374,787  $9,447,679   ($254,150)         --       $649,841  ($7,147,390) $10,223,110
                                   ======== ==========  ==========   =========   =========       ========  ===========  ===========

           See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Six Months Ended
                                                                June 30 ,
                                                              1999        1998
                                                         ----------  ----------
Net Cash Provided by Operations                        $   603,907   $1,180,229

Investing Activities
  Principal payments received on held to maturity          860,106    1,235,699
    securities
  Purchase of held to maturity securities                       --      (75,000)
  Purchase of available for sale securities             (9,499,420)  (7,398,590)
  Sale of available for sale securities                  3,433,328           --
  Principal payments received on available for sale
    securities                                           4,811,173   11,845,194
  Net decrease (increase) in loans                         513,598    3,586,091
  Purchase of loans                                     (3,508,563)  (3,371,397)
  Investment in property and equipment and real
    estate owned                                          (778,258)     (14,421)
                                                          --------      -------
     Net Cash Provided (Used) by Investing Activities  $(4,168,036)  $5,807,576
                                                       ===========   ==========
Financing Activities
  Net increase (decrease) in deposits                  $ 1,620,202  $   189,115
  Net increase (decrease) in advances from
    borrowers for taxes and insurance                       19,446       13,000
  FHLB borrowings                                        5,500,000    9,500,000
  Repayment of FHLB advance                             (5,323,750) (13,573,748)
  Payments received from ESOP                               29,900       29,900
  Exercise of stock options                                 15,000           --
  Treasury stock purchased                                 (13,043)          --
  Cash dividends paid                                     (193,666)    (245,175)
                                                          --------     --------
     Net Cash Provided (Used) by Financing Activities    1,654,089   (4,086,908)
                                                        ----------  -----------
     Increase (Decrease) in Cash and Cash Equivalents   (1,910,040)   2,900,897

Cash and cash equivalents - beginning of period          3,365,044    2,638,807
                                                       -----------  -----------
Cash and cash equivalents - end of period              $ 1,455,004  $ 5,539,704
                                                       ===========  ===========
Supplemental Disclosures
Cash paid for:
     Interest                                           $1,652,937   $1,819,710
                                                        ==========   ==========
     Income taxes                                         $185,400     $257,300
                                                         =========     ========

           See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (unaudited)

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

The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results which may be expected for the year ending December 31, 1999 or any other period.

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


NOTE 3 - INVESTMENTS

Effective January 1, 1994, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company classified its investment securities and mortgage-backed securities as either "held to maturity," "available for sale," or "trading." Management has determined that all applicable securities are either "held to maturity" or "available for sale."

Investment and mortgage-backed securities designated as held to maturity are stated at cost adjusted for amortization of the related premiums and accretion of discounts, computed using the level yield method. The Company has the positive intent and ability to hold these securities to maturity.

Investment and mortgage-backed securities designated as available for sale are stated at estimated market value. Unrealized gains and losses are aggregated and reported as a separate component of equity capital, net of deferred taxes. These securities are acquired with the intent to hold them to maturity, but they are available for disposal in the event of unforeseen liquidity needs.

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. The Company's only item of other comprehensive income is the unrealized gain (loss) on securities available for sale, which is reported net of tax effect. The following schedule reflects the unrealized holding gains arising during the periods ended June 30, 1999 and 1998.

                                                             Before-Tax   Tax Benefit  Net-of-Tax
                                                                 Amount  or (Expense)      Amount
                                                            -------------------------------------
For the Six Months ended June 30, 1998

  Accumulated Comprehensive Income - Dec. 31, 1997          $1,238,601     ($421,125)   $817,476
  Unrealized hold gains (losses) arising during the period     120,594       (41,001)     79,593
  Gain(Loss) reclassification adjustment
    for gains (losses) realized in net earnings                      0             0           0
                                                            ----------     ---------    --------
  Accumulated Comprehensive Income - June 30, 1998          $1,359,195     ($462,126)   $897,069
                                                            ==========     =========    ========
For the Six Months ended June 30, 1999

  Accumulated Comprehensive Income - Dec. 31, 1998          $1,676,820     ($570,119)  1,106,701
  Unrealized hold gains (losses) arising during the period    (695,908)      236,609    (459,299)
  Gain (Loss) reclassification adjustment
    for gains (losses)realized in net earnings                   3,696        (1,257)      2,439
                                                            ----------     ---------   ---------
  Accumulated Comprehensive Income - June 30, 1999           $ 984,608     ($334,767)  $ 649,841
                                                             =========     =========   =========

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


CHANGES IN FINANCIAL CONDITION

ASSETS

Total assets of the Bank increased by $1.54 million or 1.89% during the first six months of 1999. The increase was primarily the result of increases in loans receivable, securities available for sale and Bank property and equipment which more than offset decreases in cash and securities held to maturity.

Interest earning deposits at correspondent banks decreased $1.94 million during the period. The decrease was primarily the result of the funding of loans and the purchase of undeveloped land to be used by the Bank as the site for a new branch.

Securities available for sale increased by $606,000 during the first half of 1999. Securities totaling $3.44 million were sold, principal payments and prepayments of $3.81 million were received from mortgage-backed securities, a $1 million agency securities was called by the issuer and the market value of the securities decreased $0.69 million during the period. These decreases were fully offset by purchases of agency securities totaling $9.5 million.

Securities held to maturity decreased by $.86 million. The decrease was the result of principal payments and prepayments on the Bank's portfolio of mortgage-backed securities.

Loans receivable increased $3.23 million during first the six months of 1999. During this period, the Bank originated or purchased portfolio residential mortgage loans totaling $5.99 million, non-residential mortgage loans totaling $1.85 million, consumer loans totaling $1.12 million, and commercials loan in the amount of $0.63 million. During the same period, the Bank received scheduled principal payments and prepayments totaling $6.38 million on its loan portfolio. Of the total mortgage loans originated or purchased during the year, $4.03 million were adjustable rate and $3.58 million were fixed rate loans. Because of a lack of demand for certain types of loans in the Bank's primary lending area, purchased loans totaled 38% of mortgage lending during the period. The majority of purchased loans are residential and non-residential real estate loans in Colorado and Idaho mountain resort communities and non-residential real estate loans along the front range of Colorado. Purchased loans are subjected to the same underwriting standards and loan terms as those originated by the Bank for its portfolio.

Bank property and equipment increased by $0.72 million and was primarily the result of the purchase of land to be used as the site for a new branch bank to be located in Cheyenne, Wyoming. The parcel of land consists of 4.5 acres of which 1 acre will be used as the site for the new branch and the remaining 3.5 will be held for future development. It is not anticipated that the development of the excess land will be undertaken by the Company. The Company is presently assessing marketing alternatives for the property. The property is located at an intersection of Interstate 25 in the northwest part of the city. The total cost of the facility is estimated to be $1.4 million and the projected opening date is in the 1st quarter of 2000.

LIABILITIES

Deposit balances increased by $1.62 million or 3.52% from $45.97 million at December 31, 1998 to $47.59 million at June 30, 1999. The net increase consisted of a decrease of $194,000 in demand deposits and increases of $1.72 million in savings and NOW deposits and $98,000 in time deposits.

Deferred income taxes decreased by $214,000 during the year and was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available for sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities decreased $692,000 during the period, which resulted in an increase in deferred income taxes.

STOCKHOLDERS' EQUITY

The increase in additional paid-in capital of $55,000 was caused primarily by the application of an accounting standard which requires charging current expense for the fair value of shares of stock committed to be released by the Bank's Employee Stock Ownership Plan and crediting the difference between the fair value and the cost of the shares to paid-in capital.

The increase in retained earnings was the result of net earnings totaling $381,000 which more than offset the decrease in retained earnings caused by the payments of dividends of $0.22 per share totaling $194,000.

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified as available for sale to be shown as a separate component of stockholders' equity in an amount that is net of deferred income taxes. The market value of securities classified as available for sale decreased during the first half of 1999 and resulted in a decrease, net of deferred income tax, of $457,000 million in stockholders' equity.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998


NET INCOME

Net income decreased $44,000 during the quarter ended June 30, 1999 when compared to the same period of 1998. Net interest income decreased by $51,000, non-interest income was unchanged, and non-interest expense decreased by $6,000. The provision for income taxes decreased by $1,000.

INTEREST INCOME

Interest income from loans increased $18,000 or 2.06% for the quarter ended June 30, 1999. The increase was the result of an increase in the average balance of loans outstanding of $3.41 million which more than offset a decrease in yield on the loans from 8.49% to 8.01%.

The decrease of $95,000 in interest on securities available for sale was the result of a decrease in the average balance of securities of $5 million and a decrease in the average yield on the portfolio from 6.27% to 6.03%. The decrease in yield was the result of the purchase of securities, which, on average, had a lower yield than the yield on the portfolio before the purchase.

Interest on securities held to maturity decreased $47,000 and was caused primarily by a decrease in the average balance of the portfolio of $2.51 million, which offset an increase in the yield on the portfolio from 7.45% to 8.19%. The increase in yield was the result of the higher level of principal prepayments on the lower yielding mortgage-backed securities in the portfolio.

The decrease in income from other interest-earning assets of $7,000 was primarily caused by a decrease in the average balance of these assets. This category of assets consists primarily of interest-earning demand deposits held at FHLB.

INTEREST EXPENSE

Interest expense on deposits decreased $19,000 during the second quarter of 1999. This decrease was the result of a decrease in the average cost of deposits from 4.58% to 4.21%, which offset an increase of $2.11 million in the average balance of deposits.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to supplement retail deposits and to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $2.32 million less during the second quarter of 1999 than during the same period of 1998 and the average cost of the borrowings decreased from 5.95% to 5.50% which resulted in a decrease of $61,000 in interest expense.

PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the second quarter of 1999. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $399,000 at June 30, 1999. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME

Overall, the total of non-interest income did not change in the second quarter of 1999 when compared to the same period of 1998.

The decrease in the gain on sale of loans of $3,000 was the result of a decrease in the dollar amount of loans sold. Service charges on deposits increased $2,000 mainly because of an increase in chargeable events.

NON-INTEREST EXPENSE

Overall, non-interest expense decreased $6,000 during the quarter ended June 30, 1999.

Compensation and benefits decreased by $6,000 in 1999 and was primarily caused by the fulfillment in the previous year of a management stock bonus plan. The stock was awarded over a five-year period beginning in the fourth quarter of 1993 and concluded in the third quarter of 1998. This decrease more than offset an overall increase in employee compensation.

Occupancy and equipment expense increased $2,000 and was primarily caused by increases in utilities and building repairs and maintenance.

INCOME TAXES

Earning before taxes decreased by $46,000 while the provision for income taxes decreased $1,000 for the quarter ended June 30, 1999. The main reason for the disproportionate decrease in income tax when compared to the decrease in income before tax was due to the establishment, in the prior year, of a deferred tax asset resulting from the difference between financial and tax accounting for losses incurred from mortgage loan foreclosure and disposition.



COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998


NET INCOME

Net income decreased $78,000 during the first half of 1999 when compared to the same period of 1998. Net interest income decreased by $111,000, non-interest income increased by $10,000 and non-interest expense decreased by $21,000. The provision for income taxes decreased by $2,000.

INTEREST INCOME

Interest income from loans increased $36,000 or 2.07% for the period ended June 30, 1999. The increase was the result of an increase in the average balance of loans outstanding of $2.71 million which more than offset a decrease in yield on the loans from 8.40% to 8.06%.

The decrease of $222,000 in interest on securities available for sale was the result of a decrease in the average balance of securities of $5.62 million and a decrease in the average yield on the portfolio from 6.33% to 6.00%. The decrease in yield was the result of the purchase of securities, which, on average, had a lower yield than the yield on the portfolio before the purchase.

Interest on securities held to maturity decreased $101,000 and was caused primarily by a decrease in the average balance of the portfolio of $2.69 million, which offset an increase in the yield on the portfolio from 7.46% to 7.99%. The increase in yield was the result of the higher level of principal prepayments on the lower yielding mortgage-backed securities in the portfolio.

The increase in income from other interest-earning assets of $2,000 was primarily caused by slight increases in the average balance and the yield on these assets. This category of assets consists primarily of interest-earning demand deposits held at FHLB.

INTEREST EXPENSE

Interest expense on deposits decreased $40,000 during the first half of 1999. This decrease was the result of a decrease in the average cost of deposits from 4.56% to 4.21%, which offset an increase of $1.77 million in the average balance of deposits.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to supplement retail deposits and to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $3.31 million less during the first half of 1999 than during the same period of 1998 and the average cost of the borrowings decreased from 5.79% to 5.46% which resulted in a decrease of $135,000 in interest expense.

PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the first half of 1999. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $399,000 at June 30, 1999. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME

Total non-interest income increased by $10,000 during the first half of 1999 when compared to the same period of 1998.

The increase in the gain on sale of loans of $1,000 was the result of an increase in the dollar amount of loans sold. The Bank sold available for sale securities in 1999 and recognized a gain of $4,000 while no securities were sold in the previous year. Service charges on deposits increased $4,000 mainly because of an increase in chargeable events.

NON-INTEREST EXPENSE

Overall, non-interest expense decreased $21,000 during the period ended June 30, 1999.

Compensation and benefits decreased by $24,000 in 1999 and was primarily caused by the fulfillment in the previous year of a management stock bonus plan. The stock was awarded over a five-year period beginning in the fourth quarter of 1993 and concluded in the third quarter of 1998. This decrease more than offset an overall increase in employee compensation.

Occupancy and equipment expense increased $5,000 and was primarily caused by increases in utilities and building and equipment repairs and maintenance.

INCOME TAXES

Earning before taxes decreased by $80,000 while the provision for income taxes decreased $2,000 for the six-month period ended June 30, 1999. The main reason for the disproportionate decrease in income tax when compared to the decrease in income before tax was due to the establishment, in the prior year, of a deferred tax asset resulting from the difference between financial and tax accounting for losses incurred from mortgage loan foreclosure and disposition.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, sales and maturities of investments and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in short-term time deposits that provide liquidity to meet lending requirements. Interest-bearing deposits at June 30, 1999 amounted to $1,043,253. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:

                                                         6 Months Ended June 30,
                                                              (in thousands)
                                                         -----------------------
                                                                  1999     1998

Cash and cash equivalents at beginning of year                 $ 3,365  $ 2,639
                                                               -------  -------
    OPERATING ACTIVITIES:
    Net Income                                                     381      459
      Adjustments to reconcile net income to
      net cash provided by operation activities                    223      721
                                                              --------  -------

    Net cash provided by operating activities                      604    1,180

    Net cash provided (used) by investing activities            (4,168)   5,808

    Net cash provided (used) by financing activities             1,654   (4,087)
                                                                 -----   ------
    Net increase (decrease) in cash and cash equivalents        (1,910)   2,901
                                                                ------    -----
    Cash and cash equivalents at end of  period                $ 1,455  $ 5,540
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

The Bank anticipates it will have sufficient funds available to meet its current loan commitments. At June 30, 1999, the Bank had outstanding commitments of $1,995,030. Certificates of deposit scheduled to mature in one year or less at June 30, 1999 totaled $24,447,376. Based on past experience, Management believes that a substantial portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at June 30, 1999, as compared to the minimum regulatory requirements:

                                                                                          To Be Well
                                                                                   Capitalized Under
                                                                     For Capital   Prompt Corrective
                                                       Actual  Adequacy Purposes   Action Provisions
                                                ----------------------------------------------------
                                                Dollars  Ratio    Dollars  Ratio      Dollars  Ratio
June 30, 1999
Total Equity Capital (to risk-weighted assets)   $8,405 23.08%     $2,913   8.0%       $3,642  10.0%
Tier 1 Capital (to risk-weighted assets)         $7,751 21.29%     $1,457   4.0%       $2,185   6.0%
Tier 1 Capital (to adjusted total assets)        $7,751  9.54%     $3,250   4.0%       $4,062   5.0%


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


YEAR 2000 COMPLIANCE

During 1998, the Company adopted a Year 2000 Action Plan (the "Plan"). The objectives of the Plan are to prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop detailed action plans, perform adequate testing, and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. Prioritization of the most critical software applications has been addressed, along with contract and service agreements. The Bank determined it had three "mission-critical" applications. The three mission-critical systems consist of operating software that is obtained from and maintained by external providers. The three missions-critical providers have renovated, validated and implemented their Year 2000 compliant software. The Bank has also successfully completed extensive validation testing of the implemented mission-critical systems.

The Bank has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurances to the Bank that their systems will be Year 2000 compliant prior to December 31, 1999.

Costs will be incurred due to the replacement of non-compliant hardware and software. The Company does not anticipate that the related overall costs will be material in any single year. In total, the Company estimates that its costs for compliance will amount to approximately $18,000 over the two-year period from 1998-1999. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs. Delays, mistakes or failures could have a significant adverse impact on the financial statement of the Company.

Successful and timely completion of the Year 2000 project is based on Management's best estimates derived from various assumptions of future events, which are inherently uncertain, including testing plans, and all vendors, suppliers and customer readiness.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

      Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1999. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


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


Item 5.     Other Information

      Not Applicable


Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits
            Exhibit 11:  Statement regarding computation of earnings per share.
            Exhibit 27:  FDS (in electronic filing only)

      (b)   Reports on Form 8-K
            On May 10, 1999 the Registrant announced that Joe P. Guth had joined Tri-County Bancorp, Inc. and Subsidiaries as Executive Vice President.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date:       August 13, 1999           /s/ Robert L. Savage
     -------------------------        President and Chief Executive Officer


Date:       August 13, 1999           /s/ Tommy A. Gardner
     -------------------------        Vice President and Chief Financial Officer