Form 10QSB
period 1999-09-30
TRI COUNTY BANCORP INC
filed 1999-11-15
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB




(Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1999
                               -------------------------------------------------

                                             OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

                              Commission file number        0-22220

                            TRI-COUNTY BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

WYOMING                                                           83-0304855
-------------------------------------------------------------------- -----------
(State or Other Jurisdiction of Incorporation                (I.R.S.Employer
or Organization)                                             Identification No.)


        2201 MAIN STREET, TORRINGTON, WY           82240
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)         (Zip Code)


Issuer's Telephone Number, Including Area Code              (307) 532-2111
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

The number of shares outstanding of each of the issuer's classes of common stock as of November 12, 1999.

             Class                                          Outstanding
--------------------------------------------------------------------------------
$.10 par value common stock                                 898,493 shares

Transitional Small Business Disclosure Format (check one):
Yes           No   X

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

         PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Financial
                  Condition as of September 30, 1999 (unaudited)
                  and December 31, 1998................................3

                  Condensed Consolidated Statements of Operations
                  for the Three Months and Nine Months Ended
                  September 30, 1999 and 1998 (unaudited)..............4

                  Condensed Consolidated Statements of Stockholder's Equity for the Nine Months Ended September 30, 1999
                  and 1998 (unaudited).................................5

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 1999
                  and 1998 (unaudited).................................6

                  Notes to Condensed Consolidated Financial Statements.7

         Item 2.  Management's Discussion and Analysis or Plan
                  of Operation.........................................9


         PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings...................................18

         Item 2.  Changes in Securities...............................18

         Item 3.  Default Upon Senior Securities......................18

         Item 4.  Submissions of Matters to a Vote of Security
                  Holders.............................................18

         Item 5.  Other Information...................................18

         Item 6.  Exhibits and Reports on Form 8-K....................18


         SIGNATURES...................................................19

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                       September 30,   December 31,
                                                            1999           1998
                                                        (unaudited)
                                                       -------------   -------------
ASSETS
Cash and due from banks                                   $1,242,346        $385,804
Interest-bearing deposits with banks                         410,210       2,979,241
Securities available for sale, at fair value              28,727,466      28,071,431
Securities held to maturity, market value of
  $7,272,323 (1999) and $5,474,222 (1998)                  7,163,968       5,335,700
Loans held for sale, at market value                         355,087         435,721
Loans receivable, net of allowance for loan losses
  of $399,462 (1999) and $409,984 (1998)                  47,198,645      42,054,222
Accrued interest receivable                                  652,389         450,017
Bank property and equipment                                1,707,416         801,141
Other assets                                                  57,657         138,685
                                                              ------         -------
Total Assets                                             $86,859,149     $81,307,997
                                                         ===========     ===========


LIABILITIES AND STOCKHOLDERS'  EQUITY

Demand deposits                                              686,043         690,177
Savings and NOW deposits                                  16,757,266      14,513,645
Time deposits                                             30,347,821      30,770,264
                                                          ----------      ----------
Total Deposits                                            47,791,130      45,974,086

Advance from Federal Home Loan Bank                       27,963,492      23,799,117
Accounts payable and accrued expenses                        242,955         216,841
Advances by borrowers for taxes and insurance                154,556         110,167
Deferred income taxes                                        494,877         787,119
                                                             -------         -------
Total Liabilities                                         76,647,010      70,887,330
                                                          ----------      ----------

Stockholders' Equity
  Preferred stock, $.10 par value, 5,000,000 shares
    authorized, none issued                                       --              --
  Common stock, 10,000,000 share of $.10 par value
    authorized, 1,533,395 (1999) and
    1,520,425 (1998) shares issued                           153,340         152,043
  Additional paid in capital                               7,443,164       7,319,578
  Retained earnings - substantially restricted             9,521,051       9,260,742
  Unearned compensation relating to Management
    Stock Bonus Plan and ESOP                               (239,200)       (284,050)
  Unrealized gain/(loss) on securities available
    for sale, net of tax                                     481,174       1,106,701
  Treasury stock, 642,377 (1999) and 641,627 (1998)
    shares, at cost                                       (7,147,390)     (7,134,347)
                                                          ----------      ----------
Total Stockholders' Equity                                10,212,139      10,420,667
                                                          ----------      ----------
Total Liabilities and Stockholders' Equity               $86,859,149     $81,307,997
                                                         ===========     ===========

           See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                            1999       1998      1999      1998
                                          --------   --------  ---------  ----------
Interest Income
  Loans                                   $933,777   $852,942 $2,700,684  $2,584,312
  Securities available for sale            450,443    511,056  1,333,059   1,614,687
  Securities held to maturity              106,157    121,218    279,708     397,351
  Other interest earning assets              6,674     14,009     55,024      60,642
                                             -----     ------     ------      ------
          Total Interest Income          1,497,051  1,499,225  4,368,475   4,656,992
                                         ---------  ---------  ---------   ---------
Interest Expense
  Deposits                                 507,461    513,361  1,493,926   1,539,832
  Advances and other borrowings            363,465    348,029  1,017,048   1,136,449
                                           -------    -------  ---------   ---------
          Total Interest Expense           870,926    861,390  2,510,974   2,676,281
                                           -------    -------  ---------   ---------
          Net Interest Income              626,125    637,835  1,857,501   1,980,711
Provision for credit losses                     --         --         --          --
                                           -------    -------  ---------   ---------
          Net Interest Income After
          Provision for Credit Losses      626,125    637,835  1,857,501   1,980,711
                                           -------    -------  ---------   ---------
Non-interest Income
  Gain on sale of loans                      9,060     17,784     35,468      43,528
  Gain(loss) on sale of available for
    sale securities                             --     35,402      3,696      35,402
  Service charges on deposits               35,560     30,643     97,147      88,442
  Other, net                                 9,557      8,531     22,305      19,468
                                             -----      -----     ------      ------
          Total Non-interest Income         54,177     92,360    158,616     186,840
                                            ------     ------    -------     -------
Non-interest Expense
  Compensation and benefits                256,482    220,884    680,057     668,623
  Occupancy and equipment                   80,080     80,517    245,761     241,179
  Federal deposit insurance premium          6,718      6,843     20,183      21,343
  Other, net                                85,866     75,134    242,490     236,002
                                            ------     ------    -------     -------
          Total Non-interest Expense       429,146    383,378  1,188,491   1,167,147
                                           -------    -------  ---------   ---------
          Earnings Before Income Taxes     251,156    346,817    827,626   1,000,404
Income taxes                                81,940    100,700    275,640     295,300
                                            ------    -------    -------     -------
          Net Earnings(Loss)              $169,216   $246,117   $551,986    $705,104
                                          ========   ========   ========    ========

Earnings(Loss) Per Common Share - Diluted    $0.18      $0.20      $0.59       $0.56
                                             =====      =====      =====       =====
  Cash Dividend Paid Per Common Share        $0.11      $0.11      $0.33       $0.32
                                             =====      =====      =====       =====

           See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              For the Nine Months Ended September 30, 1998 and 1999
                                   (unaudited)

                                                                      Employee                Accumulated
                                               Additional              Stock       MSBP          Other
                                      Common    Paid-In   Retained    Ownership   Unearned    Comprehensive  Treasury
                                       Stock    Capital   Earnings      Plan    Compensation      Income      Stock       Total
                                      ----------------------------------------------------------------------------------------------
Balance - December 31, 1997           $149,500 $7,100,600 $8,792,947  ($343,850)    ($44,175)    $817,476  ($2,645,314) $13,827,184

  Net earnings                              --         --    705,104         --           --           --           --      705,104
  Other comprehensive income:
    Unrealized market adjustments,
      net of tax and
      reclassification adjustment           --         --         --         --           --       79,593           --       79,593
                                      ----------------------------------------------------------------------------------------------
                Comprehensive income        --         --    705,104         --           --       79,593           --      784,697
                                      ----------------------------------------------------------------------------------------------
Repayment of ESOP debt                      --         --         --     29,900           --           --           --       29,900
Allocation of ESOP shares                   --     72,394         --         --           --           --           --       72,394
Amortization of deferred compensation       --         --         --         --       29,450           --           --       29,450
Dividends paid - cash                       --         --   (245,175)        --           --           --           --     (245,175)
Stock options exercised                     --         --         --         --           --           --           --           --
Treasury stock purchased                    --         --         --         --           --           --           --           --
                                      ----------------------------------------------------------------------------------------------
Balance - September 30,1998           $149,500 $7,172,994 $9,252,876  ($313,950)    ($14,725)    $897,069  ($2,645,314) $14,498,450
                                      ======== ========== =========== ==========    =========    ========  ============ ============
Balance - December 31, 1998           $152,043 $7,319,578 $9,260,742  ($284,050)          --   $1,106,701  ($7,134,347) $10,420,667

  Net earnings                              --         --    551,986         --           --           --           --      551,986
  Other comprehensive income:
    Unrealized market adjustments,
    net of tax and
    reclassification adjustment             --         --         --         --           --     (625,527)          --     (625,527)
                                      ----------------------------------------------------------------------------------------------
                Comprehensive income        --         --    551,986         --           --     (625,527)          --      (73,541)
                                      ----------------------------------------------------------------------------------------------
Repayment of ESOP debt                      --         --         --     44,850           --           --           --       44,850
Allocation of ESOP shares                   --     60,033         --         --           --           --           --       60,033
Amortization of deferred compensation       --         --         --         --           --           --           --           --
Dividends paid - cash                       --         --   (291,677)        --           --           --           --     (291,677)
Stock options exercised                  1,297     63,553         --         --           --           --           --       64,850
Treasury stock purchased                    --         --         --         --           --           --      (13,043)     (13,043)
                                      ----------------------------------------------------------------------------------------------
Balance - September 30,1999           $153,340 $7,443,164 $9,521,051  ($239,200)          --     $481,174  ($7,147,390) $10,212,139
                                      ======== ========== ==========  =========     ========     ========  ===========  ===========

           See notes to condensed consolidated financial statements.

                         TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)

                                                                              Nine Months Ended
                                                                                 September 30,

                                                                                1999         1998
                                                                            -----------  -----------
Net Cash Provided by Operations                                                $439,607   $1,558,340

Investing Activities
  Principal payments received on held to maturity securities                  1,167,112    1,917,388
  Purchase of held to maturity securities                                    (2,998,975)    (177,000)
  Purchase of available for sale securities                                  (9,499,419) (10,398,590)
  Sale of available for sale securities                                       3,433,328      977,799
  Principal payments received on available for sale securities                5,845,007   14,492,797
  Net decrease (increase) in loans                                             (642,301)   2,273,745
  Purchase of loans                                                          (4,297,923)  (5,276,452)
  Proceeds from sale of real estate owned                                            --           --
  Investment in property and equipment and real estate owned                   (989,712)     (23,472)
                                                                               --------      -------
              Net Cash Provided (Used) by Investing Activities              $(7,982,883)  $3,786,215
                                                                            ===========   ==========
Financing Activities
  Net increase (decrease) in deposits                                         1,817,045     (652,179)
  Net increase (decrease) in advances from borrowers for taxes and insurance     44,388       50,350
  FHLB borrowings                                                            10,200,000   15,700,000
  Repayment of FHLB advance                                                  (6,035,625) (19,085,623)
  Payments received from ESOP                                                    44,850       44,850
  Exercise of stock options                                                      64,850           --
  Treasury stock purchased                                                      (13,043)          --
  Cash dividends paid                                                          (291,678)    (373,600)
                                                                               --------     --------
              Net Cash Provided (Used) by Financing Activities                5,830,787   (4,316,202)
                                                                              ---------    ---------
              Increase (Decrease) in Cash and Cash Equivalents               (1,712,489)   1,028,353

Cash and cash equivalents - beginning of period                               3,365,044    2,638,807
                                                                              ---------    ---------
Cash and cash equivalents - end of period                                    $1,652,555   $3,667,160
                                                                             ==========   ==========

Supplemental Disclosures
Cash paid for:
     Interest                                                                $2,507,359   $2,762,789
                                                                             ==========   ==========
     Income taxes                                                              $255,400     $320,600
                                                                               ========     ========

           See notes to condensed consolidated financial statements.
                                      -6-

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (unaudited)



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

The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results which may be expected for the year ending December 31, 1999 or any other period.

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


NOTE 4 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. The Company's only item of other comprehensive income is the unrealized gain (loss) on securities available for sale, which is reported net of tax effect. The following schedule reflects the unrealized holding gains arising during the periods ended September 30, 1999 and 1998.

                                                            Before-Tax   Tax Benefit    Net-of-Tax
                                                            Amount     or (Expense)     Amount
                                                            --------------------------------------
For the Nine Months ended September 30, 1998

  Accumulated Other Comprehensive Income - Dec. 31, 1997    $1,238,601   ($421,125)     $817,476
  Unrealized hold gains (losses) arising during the period     120,594     (41,001)       79,593
  Gain(Loss) reclassification adjustment for gains (losses)
    realized in net earnings                                         0           0             0
                                                            ----------   ---------      --------
  Accumulated Other Comprehensive Income - Sept. 30, 1998   $1,359,195   ($462,126)     $897,069
                                                            ==========   =========      ========
For the Nine Months ended September 30, 1999

  Accumulated Other Comprehensive Income - Dec. 31, 1998    $1,676,820   ($570,119)    1,106,701
  Unrealized hold gains (losses) arising during the period    (951,467)    323,499      (627,968)
  Gain(Loss) reclassification adjustment for gains (losses)
    realized in net earnings                                     3,696      (1,257)        2,439
                                                                 -----      ------         -----
  Accumulated Other Comprehensive Income - Sept. 30, 1999     $729,049   ($247,877)     $481,172
                                                              ========     =======      ========

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

The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loans and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Company's net income also is affected by its provision for loan losses as well as non-interest income, compensation and benefits, occupancy expenses, Federal deposit insurance premiums, other non-interest expenses, and income tax expense. Other non-interest expenses consist of lending operations, legal expenses, accounting services and other miscellaneous costs. The earnings of the Company are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the word "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, legislative and regulatory actions and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


CHANGES IN FINANCIAL CONDITION

ASSETS

Total assets of the Bank increased by $5.55 million or 6.83% during the first nine months of 1999. The increase was primarily the result of increases in loans receivable, securities held to maturity and bank property and equipment which more than offset decreases in cash and securities available for sale.

Interest earning deposits decreased $2.57 million during the period. The decrease was primarily the result of the funding of loans.

Securities available for sale decreased by $0.66 million during the first nine months of 1999. Securities totaling $3.44 million were sold, principal payments and prepayments of $4.85 million were received on mortgage-backed securities, a $1.00 million agency security was called by the issuer and the market value of the securities decreased $0.95 million during the period. These decreases were partially offset by purchases of agency securities totaling $9.50 million.

Securities held to maturity increased by $1.83 million. The increase was the result of the purchase of agency and mortgage-backed securities totaling $3.00 million, which more than offset principal payments and prepayments of $1.17 million on the Bank's portfolio of mortgage-backed securities.

Loans receivable increased $5.14 million during the first nine months of 1999. During this period, the Bank originated or purchased portfolio residential mortgage loans totaling $7.95 million, non-residential mortgage loans totaling $2.56 million, consumer loans totaling $2.19 million, and commercial loans totaling $1.30 million. During the same period, the Bank received scheduled principal payments and prepayments totaling $9.04 million on its loan portfolio. Of the total mortgage loans originated or purchased during the year, $5.16 million were adjustable rate and $9.02 million were fixed rate loans. Because of a lack of demand for certain types of loans in the Bank's primary lending area, purchased loans totaled 41% of mortgage lending during the period. The majority of purchased loans are residential and non-residential real estate loans in Colorado and Idaho mountain resort communities and non-residential real estate loans along the front range of Colorado. Purchased loans are subjected to the same underwriting standards and loan terms as those originated by the Bank for its portfolio.

Bank property and equipment increased by $0.91 million and was primarily the result of the purchase of land and the continuing construction of a new branch bank to be located in Cheyenne, Wyoming. The parcel of land consists of 4.5 acres of which 1 acre will be used as the site for the new branch and the remaining 3.5 acres held for future development jointly by the Bank and an undetermined third party. The total cost of the facility is estimated to be $1.4 million and the projected opening date is in the first quarter of 2000. The cost of the facility will be capitalized in 1999 and 2000.

LIABILITIES

Deposit balances increased by $1.82 million or 3.95% from $45.97 million at December 31, 1998 to $47.79 million at September 30, 1999. The net increase consisted of a decrease of $0.42 million in time deposits and an increase of $2.24 million in savings and NOW deposits.

Advances from the Federal Home Loan Bank increased $4.16 million during the first nine months of 1999. The advances are a supplement to the Bank's retail deposits and were used to fund loan originations and to purchase loans and investment securities.

Deferred income taxes decreased by $0.29 million during the first nine months of the year and was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available for sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities decreased $0.95 million during the period, which resulted in a decrease in deferred income taxes.

STOCKHOLDERS' EQUITY

Overall, stockholders' equity decreased $0.21 million during the first nine months of 1999.

The increase in additional paid-in capital of $0.12 million was caused, in part, by the application of an accounting standard which requires charging current expense for the fair value of shares of stock committed to be released by the Bank's Employee Stock Ownership Plan and crediting the difference between the fair value and the cost of the shares to paid-in capital which resulted in an increase of $60,000. Also, directors and officers of the Bank exercised stock options on 12,970 shares, which increased additional paid-in capital by $64,000.

The increase in retained earnings was the result of net earnings totaling $0.55 million which more than offset the decrease in retained earnings caused by the payments of dividends of $0.33 per share totaling $0.29 million.

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified available for sale to be shown as a separate component of stockholders' equity in an amount which is net of deferred income taxes. The market value of securities classified as available for sale decreased during the first nine months of 1999 and resulted in a decrease, net of deferred income tax, of $0.63 million in stockholder's equity.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NET INCOME

Net income decreased $77,000 during the quarter ended September 30, 1999 when compared to the same period of 1998. Net interest income decreased by $12,000, non-interest income decreased by $38,000 and non-interest expense increased by $46,000. The provision for income taxes decreased by $19,000.

During the third quarter of 1998, the Bank's Board of Directors approved an Offer to its shareholders to tender as many as 313,000 shares which would be acquired by the Bank. The Offer was designed to allow the Bank to reposition its balance sheet to increase return on equity and earnings per share by redeploying a portion of the Bank's equity capital. In December of 1998, the Bank repurchased the shares pursuant to the tender offer at a cost of $4.49 million. A substantial portion of the funds used to reacquire the shares were obtained by selling investment securities and the Bank has experienced a corresponding decrease in investment income in the current year when compared to the prior year.

INTEREST INCOME

Interest income from loans increased $81,000 or 9.48% for the quarter ended September 30, 1999. The increase was the result of an increase in the average balance of loans outstanding of $5.20 million which more than offset a decrease in yield on the loans from 8.13% to 7.93%.

The decrease of $61,000 in interest on securities available for sale was the result of a decrease in the average balance of securities of $3.83 million and a decrease in the average yield on the portfolio from 6.34% to 6.32%. The decrease in yield was the result of the disproportionately greater principal payments and prepayments on mortgage-backed securities with higher yields when compared to the overall yield on the portfolio.

Interest on securities held to maturity decreased $15,000 and was caused primarily by a decrease in the average balance of the portfolio of $110,000 and a decrease in the yield on the portfolio from 7.62% to 6.74%. The decrease in yield was primarily the result of the disproportionately greater principal payments and prepayments on mortgage-backed securities with higher yields when compared to the overall yield on the portfolio.

The decrease in income from other interest-earning assets of $7,000 was primarily caused by a decrease in the average balance of these assets. This category of assets consists primarily of interest-earning demand deposits held at FHLB.

INTEREST EXPENSE

Interest expense on deposits decreased $6,000 during the third quarter of 1999. This decrease was the result of a decrease in the average cost of deposits from 4.60% to 4.33%, which offset an increase of $2.24 million in the average balance of deposits.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to supplement retail deposits and to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $2.12 million greater during the third quarter of 1999 than during the same period of 1998 which more than offset a decrease in the average cost of the borrowings from 5.70% to 5.47% and resulted in an increase of $15,000 in interest expense.

PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the third quarter of 1999. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $399,000 at September 30, 1999. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME

Overall, the total of non-interest income decreased by $38,000 in the third quarter of 1999 when compared to the same period of 1998.

The decrease in the gain on the sale of loans of $9,000 was the result of a decrease in the dollar amount of loans sold.

The decrease in the gain on the sale of available for sale securities of $35,000 was the result of no security sales in the current period.

Service charges on deposits increased $5,000 mainly because of an increase in chargeable events.

NON-INTEREST EXPENSE

Overall, non-interest expense increased $46,000 during the quarter ended September 30, 1999.

Compensation and benefits increased by $36,000 in the third quarter of 1999 when compared to 1998, and was primarily caused by the hiring of additional management and staff to allow the Bank to originate commercial and agricultural loans to be held in the Bank's portfolio of loans.

Other expenses increased by $11,000 when compared to the same period of the previous year. The increase in expenses was mainly caused by increased marketing expenses regarding the introduction and development of new and existing loan and deposit products and to inform the Bank's customers of its efforts to become fully Year 2000 compliant.

The Bank has undertaken a project to open a third office in Cheyenne, Wyoming. The additional office is expected to enhance the long-term growth of the Company. While the impact of this project has not been significant so far, it is expected that it will increase overhead expenses significantly next year. As with any start-up operation, this office cannot be expected to produce a profit until a deposit base sufficient to support the operation can be generated.

INCOME TAXES

Earnings before taxes decreased by $96,000 while the provision for income taxes decreased $19,000 for the quarter ended September 30, 1999. The main reason for the disproportionate decrease in income tax when compared to the decrease in income before tax was due to the establishment, in the prior year, of a deferred tax asset resulting from the difference between financial and tax accounting for losses incurred from mortgage loan foreclosure and disposition.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NET INCOME

Net income decreased $153,000 during the first nine months of 1999 when compared to the same period of 1998. Net interest income decreased by $123,000, non-interest income decreased by $28,000 and non-interest expense increased by $21,000. The provision for income taxes decreased by $20,000.

During the third quarter of 1998, the Bank's Board of Directors approved an Offer to its shareholders to tender as many as 313,000 shares which would be acquired by the Bank. The Offer was designed to allow the Bank to reposition its balance sheet to increase return on equity and earnings per share by redeploying a portion of the Bank's equity capital. In December of 1998, the Bank repurchased the shares pursuant to the tender offer at a cost of $4.49 million. A substantial portion of the funds used to reacquire the shares were obtained by selling investment securities and the Bank has experienced a corresponding decrease in investment income in the current year when compared to the prior year.

INTEREST INCOME

Interest income from loans increased $116,000 or 4.50% for the period ended September 30, 1999. The increase was the result of an increase in the average balance of loans outstanding of $3.54 million which more than offset a decrease in yield on the loans from 8.31% to 8.01%.

The decrease of $282,000 in interest on securities available for sale was the result of a decrease in the average balance of securities of $4.66 million and a decrease in the average yield on the portfolio from 6.39% to 6.10%. The decrease in yield was the result of the purchase of securities, which, on average, had a lower yield than the yield on the portfolio before the purchase.

Interest on securities held to maturity decreased $118,000 and was caused primarily by a decrease in the average balance of the portfolio of $1.83 million and a decrease in the yield on the portfolio from 7.51% to 7.15%. The decrease in yield was primarily the result of the disproportionately greater principal payments and prepayments on mortgage-backed securities with higher yields when compared to the overall yield on the portfolio.

The decrease in income from other interest-earning assets of $6,000 was primarily caused by a decrease in the average balance of this asset which more than offset an increase in the yield on this asset. This category of assets consists primarily of interest-earning demand deposits held at FHLB.

INTEREST EXPENSE

Interest expense on deposits decreased $46,000 during the first nine months of 1999. This decrease was the result of a decrease in the average cost of deposits from 4.55% to 4.29%, which offset an increase of $1.37 million in the average balance of deposits.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to supplement retail deposits and to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $1.50 million less during the first nine months of 1999 than during the same period of 1998 and the average cost of the borrowings decreased from 5.76% to 5.47% which resulted in a decrease of $119,000 in interest expense.

PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the first nine months of 1999. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $399,000 at September 30, 1999. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME

Total non-interest income decreased by $28,000 during the first nine months of 1999 when compared to the same period of 1998.

The decrease in the gain on the sale of loans of $8,000 was the result of a decrease in the dollar amount of loans sold.

The Bank sold available for sale securities in 1999 and recognized a gain of $4,000 while securities sold in the previous year produced gains of $35,000.

Service charges on deposits increased $9,000 mainly because of an increase in chargeable events.

NON-INTEREST EXPENSE

Overall,   non-interest  expense  increased  $21,000  during  the  period  ended
September 30, 1999.

Compensation and benefits increased by $11,000 in 1999 and was primarily caused by the hiring of additional management and staff to allow the Bank to originate commercial and agricultural loans to be held in the Bank's portfolio of loans and the accrual of expenses associated with an employee incentive plan. The increase in staffing and the overall increases in compensation and benefits more than offset the decrease in costs realized by the fulfillment, in the previous year, of a management stock bonus plan. The stock was awarded over a five-year period beginning in the fourth quarter of 1993 and concluded in the third quarter of 1998.

Occupancy and equipment expense increased $5,000 and was primarily caused by increases in utilities and building and equipment repairs and maintenance.

Other expenses increased by $6,000 when compared to the same period of the previous year. The increase in expenses was mainly caused by increased marketing expenses regarding the introduction and development of new and existing loan and deposit products and to inform the Bank's customers of its efforts to become fully Year 2000 compliant.

The Bank has undertaken a project to open a third office in Cheyenne, Wyoming. The additional office is expected to enhance the long-term growth of the Company. While the impact of this project has not been significant so far, it is expected that it will increase overhead expenses significantly next year. As with any start-up operation, this office cannot be expected to produce a profit until a deposit base sufficient to support the operation can be generated.

INCOME TAXES

Earnings before taxes decreased by $173,000 while the provision for income taxes decreased $20,000 for the nine-month period ended September 30, 1999. The main reason for the disproportionate decrease in income tax when compared to the decrease in income before tax was due to the establishment, in the prior year, of a deferred tax asset resulting from the difference between financial and tax accounting for losses incurred from mortgage loan foreclosure and disposition.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, sales and maturities of investments and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in short-term time deposits that provide liquidity to meet lending requirements. Interest-bearing deposits at September 30, 1999 amounted to $410,210. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:

                                                                9 Months Ended
                                                                 September 30,
                                                                (in thousands)
                                                              ------------------
                                                                 1999      1998

Cash and cash equivalents at beginning of year                $ 3,365   $ 2,639
                                                              -------   -------
OPERATING ACTIVITIES:
  Net Income                                                      552       705
    Adjustments to reconcile net income to
    net cash provided by operation activities                    (112)      853
                                                                 ----       ---
  Net cash provided by operating activities                       440     1,558

  Net cash provided (used) by investing activities             (7,983)    3,786

  Net cash provided (used) by financing activities              5,831    (4,316)

  Net increase (decrease) in cash and cash equivalents         (1,712)    1,028
                                                               ------     -----
  Cash and cash equivalents at end of  period                 $ 1,653   $ 3,667
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

The Bank anticipates it will have sufficient funds available to meet its current loan commitments. At September 30, 1999, the Bank had outstanding commitments of $2,455,308. Certificates of deposit scheduled to mature in one year or less at September 30, 1999 totaled $23,859,159. Based on past experience, Management believes that a substantial portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at September 30, 1999, as compared to the minimum regulatory requirements:

                                                                                        To Be Well
                                                                                      Capitalized Under
                                                                    For Capital       Prompt Corrective
                                                      Actual       Adequacy Purposes  Action Provisions
                                                 ------------------------------------------------------
                                                 Dollars   Ratio    Dollars    Ratio    Dollars   Ratio
September 30, 1999
Total Equity Capital (to risk-weighted assets)    $8,460   22.00%    $3,077     8.0%     $3,846   10.0%
Tier 1 Capital (to risk-weighted assets)          $8,221   21.38%    $1,538     4.0%     $2,307    6.0%
Tier 1 Capital (to adjusted total assets)         $8,221    9.59%    $3,430     4.0%     $4,286    5.0%

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

YEAR 2000 COMPLIANCE

The following discussion of the implications of the year 2000 problem for us contains a number of forward-looking statements. These statements reflect our best current estimates, which were based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other third parties, and additional factors. There can be no guarantee that these estimates, including year 2000 costs, will be achieved, and the actual results could cause our estimates and the impact of the year 2000 issue to differ materially from what is described in the forward-looking statements contained in the following discussion. Those factors include, but are not limited to, uncertainties in the cost of hardware and software, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, ineffective remediation of computer code, the unpredictability of consumer behavior, and whether our customers, vendors, competitors and other third parties effectively address the year 2000 issues.

Year 2000 issues expose us to a number of risks, any one of which, if realized, could have a material adverse effect on our business, results of operations or financial condition. These risks include the possibility that, to the extent certain vendors fail to adequately address year 2000 issues, we may suffer disruptions in important services on which we depend, such as telecommunications, electrical power and data processing. Year 2000 issues could affect our liquidity if customer withdrawals in anticipation of the year 2000 are greater than expected or if our lenders are unable to provide us with funds when and as needed by us. Year 2000 issues also create additional credit risk to us insofar as the failure of our customers to adequately address year 2000 issues could increase the likelihood that these customers become delinquent or default on their obligations to us. In addition to increasing our risk exposure to problem loans, credit losses, and liquidity problems, year 2000 issues expose us to increased risk of litigation losses and expenses relating to the foregoing.

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

Costs will be incurred due to the replacement of non-compliant hardware and software. The Company does not anticipate that the related overall costs will be material in any single year. In total, the Company estimates that its costs for compliance will amount to approximately $18,000 over the two-year period from 1998-1999. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs. Delays, mistakes or failures could have a significant adverse impact on the operation and financial condition of the Company.

The Bank has formulated a specific, detailed Recovery Contingency Plan (RCP) for each mission-critical application and broad contingency plans for non mission-critical systems. The detailed plans specify how the Bank will deal with the failure of the local or national power grids and/or the failure of the telecommunications network. The RCP also details pre-opening and rollover test procedures, management and staff training, and the independent validation of the RCP. A "walk-through" of the portion of the RCP dealing with disruptions of the core data processing system is scheduled for December of 1999. The Bank will be working closely with the Office of Thrift Supervision in late December and January of 2000 and has dedicated key personnel to this endeavor near year-end.

Successful and timely completion of the Year 2000 project is based on Management's best estimates derived from various assumptions of future events, which are inherently uncertain, including testing plans, and all vendors, suppliers and customer readiness.

Despite the best efforts of Management to address this issue, the vast number of external entities that have direct and indirect business relationships with us, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material diverse impact on our operations.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

      Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at September 30, 1999. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2.     Changes in Securities

      Not Applicable.


Item 3.     Defaults Upon Senior Securities

      Not Applicable.


Item 4.     Submission of Matters to a Vote of Security Holders

      Not Applicable.


Item 5.     Other Information

      On October 19, 1999, the Bank notified the Office of Thrift Supervision that it would change its name from "Tri-County Federal Savings Bank" to "Tri-County Bank," effective December 1, 1999.


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

                              TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date:       November 12, 1999         /s/ Robert L. Savage
     -------------------------        President and Chief Executive Officer


Date:       November 12, 1999         /s/ Tommy A. Gardner
     -------------------------        Vice President and Chief Financial Officer