Form 10KSB
period 1999-12-31
TRI COUNTY BANCORP INC
filed 2000-03-30
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

X Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required) For the fiscal year ended December 31, 1999

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from to .

Commission File No. 0-22220

                            TRI-COUNTY BANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)

Wyoming                                                               83-0304855
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation                 I.R.S. Employer or
Organization)                                                Identification  No.


2201 Main Street, Torrington, Wyoming                                      82240
--------------------------------------------------------------------------------
(Address of Principal Executive Offices                               (Zip Code)

Issuer's Telephone Number, Including Area Code:                   (307) 532-2111
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

YES X      NO.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year.   $6,232,680

      The registrant's voting stock trades on the Nasdaq SmallCap Market under the symbol "TRIC." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock as reported by the Nasdaq SmallCap Market on March 27, 2000, was $5,804,638 ($10.6875 per share based on 543,124 shares of Common
Stock outstanding).

      As of March 27, 2000, there were issued and outstanding 869,444 shares of the registrant's Common Stock.

      Transition Small Business Disclosure Format (check one): YES      NO  X

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1999. (Part II) 2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1999. (Part III)

PART I

Item 1.  Description of Business

Business of the Company

      Tri-County Bancorp, Inc. (the "Company") is a Wyoming corporation and holding company of Tri-County Bank (the "Bank"). The Company is a unitary savings and loan holding company which, under existing laws, may engage in various business activities provided the Bank retains a specified amount of its assets in housing-related investments. The office of the Company is located at 2201 Main Street, Torrington, Wyoming and its telephone number is (307) 532-2111.

Business of the Bank

      The Bank is a federally chartered savings bank headquartered in Torrington, Wyoming with an additional branch office in Wheatland, Wyoming and a new branch in Cheyenne, Wyoming that is scheduled to open in April 2000. The Bank intends to offer the same products and services in the Cheyenne office as are currently offered in its Torrington and Wheatland offices. The Bank's deposits have been federally insured since 1936 and are currently insured by the Savings Association Insurance Fund ("SAIF").

      The Bank is primarily engaged in the business of attracting deposits from the general public and using those deposits, together with other funds, to originate mortgage loans for the purchase of residential properties and to purchase mortgage-backed and investment securities. The Bank offers a full range of single and multi-family mortgages, consumer loans, commercial real estate loans, and second mortgage loans. In May of 1999 the Bank entered into agricultural lending and increased its emphasis on commercial business relationships. In addition to originating loans in its market area, the Bank also purchases mortgage loans, including participations, secured by properties located primarily in Wyoming, Colorado, New Mexico and Idaho, mortgage-backed securities, and investment securities. These additional earning assets are funded with the excess deposits and borrowed funds from the Federal Home Loan Bank of Seattle ("FHLB").

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

Market Area - Competition

      The Bank primarily has focused on serving its customers located in the communities of Torrington and Wheatland, Wyoming, which is where the Bank's offices are located. The Bank is the only local thrift serving its market area. Goshen and Platte Counties, Wyoming, and Scottsbluff County, Nebraska is considered to be the Bank's primary market area. The Bank's market area will expand into Laramie County, Wyoming when the Cheyenne branch opens. The Bank's existing market was founded on agriculture, which continues to play a significant role in the economy. Some of the larger crops include sugar beets, corn, and dry beans. Agriculture and its related support industries account for the largest portion of the area's labor force. The success of agriculture is subject to various factors, including, but not limited to, weather and foreign competition. Other significant employers include local government (schools and utilities) and retail trade. At December 31, 1999, over 56% of the Bank's net loan portfolio of $49.0 million consisted of loans made to entities located in the Bank's market area. In fiscal 1999, the Bank purchased $5.4 million of mortgage loans (including participations inside its market area and outside its market area, primarily in Colorado).

      The Bank encounters strong competition both in the attraction of deposits and origination of real estate and other loans. Its most direct competition for deposits has come from two locally headquartered commercial banks, and two regional banks in its market area. Due to their size, many of the Bank's competitors possess greater financial and marketing resources. The Bank is the only thrift headquartered in its market area. The Bank competes for deposits by offering depositors competitive interest rates and a high level of personal service.

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

Lending Activities

     General. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                               At December 31,
                                   -----------------------------------------
                                       1999                     1998
                                   -----------------------------------------
                                       $        %           $        %
                                    -------  -------     -------  -------
                                          (Dollars in Thousands)
Type of Loans
-------------
Real Estate - Construction         $   369    0.75%     $   237     0.56%
Real Estate - Residential           34,656   70.77%      32,403    77.06%
Real Estate - Commercial             7,070   14.44%       6,141    14.60%
Real Estate - Agricultural           1,703    3.48%           -     0.00%
Commercial Business                    806    1.65%         450     1.07%
Commercial Agricultural                883    1.80%           -     0.00%
Consumer loans:
  Savings account loans                138    0.28%         146     0.35%
  Home equity & second mortgages     1,364    2.78%       1,364     3.24%
  Vehicle                            2,284    4.66%       1,477     3.51%
  Overdraft                             56    0.11%          47     0.11%
  Other                                191    0.39%         277     0.66%

Less:
  Deferred loan fees                   (76)  -0.16%         (78)   -0.19%
  Allowance for loan & lease loses    (464)  -0.95%        (410)   -0.97%
                                      ----   ------      ------    ------
Total loans, net                   $48,980  100.00%     $42,054   100.00%
                                   =======  =======     =======   =======

The following table sets forth the maturity of the Bank's loan portfolio at December 31, 1999. The table does not include prepayments. Prepayments totaled $15.21 million and $13.89 million for the years ended December 31, 1999 and 1998, respectively. All loans are shown as based on contractual maturities.


                              Residential    Commercial     Construction   Consumer &
                              Real Estate    Real Estate    Real Estate    Commercial
                              Mortgages      Mortgages      Mortgages      Loans             Total
                              --------------------------------------------------------------------
                                                            (In Thousands)
Nonaccrual                      $     -        $    -          $   -          $    -        $    -
                                -------        ------          -----          ------        ------
Amount Due
   Within Year                  $   331        $  600          $ 565          $  958        $2,454
   1 to 5 Years                   2,811           589              -           3,269         6,669
   After 5 Years                 31,514         7,584              -           1,496        40,594
Nonperfoming                          -             -              -               -             -
                                -------        ------           ----           -----        ------
        Total amount due        $34,656        $8,773          $ 565          $5,723       $49,717
                                =======        ======          =====          ======       =======
Less:
   Allowance for loan losses                                                                  (464)
   Loans in process                                                                           (197)
   Deferred fees and unearned
     discounts                                                                                 (76)
                                                                                            ------
   Loans receivable, net                                                                   $48,980
                                                                                           =======

      The following table sets forth the dollar amount of all loans due after December 31, 2000 which have fixed interest rates and which have floating or adjustable interest rates:

                                                        Floating or
                                          Fixed-rate     Adjustable      Total
                                                            rate
                                          --------------------------------------
                                                       (In Thousands)

Residential real estate mortgages            $17,987        $16,339     $34,326
Commercial real estate mortgages               3,243          4,930       8,173
Construction real estate mortgages                --             --          --
Consumer & commercial loans                    3,798            966       4,764
                                             -------         ------      ------
                       Total                 $25,028        $22,235     $47,263
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

      Multi-Family and Commercial Real Estate Loans. In order to enhance the yield on its assets, the Bank originates and participates with other financial institutions in permanent loans secured by multi-family and commercial real estate. These loans are originated in amounts up to 75% of the appraised value of the property. Such appraised value is determined by an independent appraiser. The Bank's multi-family and commercial real estate loans are permanent loans secured by approved property such as apartments, small office buildings, retail stores, small strip plazas, and other non-residential buildings. The Bank originates multi-family and commercial real estate loans with amortization periods of 15 to 25 years, primarily as adjustable rate mortgages. As of December 31, 1999, the Bank had 32 multi-family and commercial real estate loans totaling $7.30 million or 14.7% of the Bank's loan portfolio. At December 31, 1999, the largest multi-family and commercial real estate loans had balances of $178,515 and $871,706 respectively. See "Purchase and Sale of Loans" and "-- Loans-to-One Borrower."

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

      Commercial Business Loans. Regulations authorize the Bank to make secured or unsecured loans for commercial, corporate, business, and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 10% of the Bank's assets. As of December 31, 1999, the Bank had $1.69 million in commercial business loans outstanding.

      Consumer Loans. Consumer loans consist of savings account loans, home improvement loans, home equity lines-of-credit, second mortgage loans, automobile loans, and personal unsecured loans. As of December 31, 1999, these consumer loans totaled $4.03 million, or 8.11%, of the Bank's loan portfolio, $2.23 million or 4.48% of which consisted of automobile loans. The Bank has actively sought consumer loans within its market area, however, competition for such loans and the low loan demand in the Bank's lending area effects the volume of such originations. Consumer lending has permitted the Bank to obtain greater yields and, at the same time, expose the institution to a smaller amount of interest rate risk, as most consumer loans do not extend beyond five years.

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

      The loan approval process can take one of three forms. Loan officers at each branch have authority to approve real estate loans of between $50,000 and $100,000. The approval limit is a function of the loan officers experience, tenure with the Bank, and position at the Bank. A staff loan committee, consisting of senior officers of the Bank, can approve loans up to $150,000. Any loan above the staff loan committee lending limit must be submitted to the Loan Committee of the Board of Directors, which meets once a week. The original lending officer presents the proposed loan at each of these two committees. However, the original lending officer cannot vote on a loan that the officer presents for approval. The Loan Committee of the Board of Directors consists of at least three directors. All insider loans must be approved by the majority of the Board with all interested directors abstaining from voting. The Board of Directors ratifies all loans approved by officers or committees.

      The Bank has two senior loan officers who are "Designated Underwriters" and are authorized to approve all loans to be sold in the secondary market to the Federal Home Loan Mortgage Corporation (Freddie Mac) in accordance with limits as set by Freddie Mac.

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

      Most of the loans purchased are secured by real estate located outside of Wyoming, including Colorado, Idaho and New Mexico. At December 31, 1999, the Bank's purchased loan portfolio and participation loans totaled $19.9 million, or 39.9% of the loan portfolio. Of the purchased loan portfolio at December 31, 1999, $15.9 million are Colorado loans.

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

      Loan and Rate Commitments. At the customer's request, the Bank will commit to an interest rate for up to 60 days to prospective borrowers upon receipt of a mortgage loan application. As such, the Bank is exposed to a 60 day fluctuation on mortgage applications only for loans originated for its portfolio. In addition, loan commitments, which are generally written, are not made until the loan is approved in accordance with the Bank's loan underwriting policy. At December 31, 1999, the Bank had $1.68 million of loan commitments to originate or purchase mortgage loans.

      Loan Servicing. As of December 31, 1999, loans serviced for others totaled $2.49 million. The majority of serviced loans are individual loans sold to Freddie Mac. The Bank receives an annual servicing fee equal to one quarter of one percent of the average balance of these loans.

      Loans-to-One Borrower. Current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. Penalties for violations of the loan-to-one borrower statutory and regulatory restrictions include cease and desist orders, the imposition of a supervisory agreement, and civil money penalties. The Bank's maximum loan-to-one borrower limit was $1.3 million as of December 31, 1999.

      At December 31, 1999, the Bank's five largest aggregate lending relationships had balances ranging from $1,109,452 to $737,408 with an average balance of $684,004. These lending relationships involved loans purchased or originated by the Bank and secured by commercial real estate and single family residences in Wyoming, New Mexico, Colorado, and Idaho. At December 31, 1999, all of these loans were current.

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

      Loans 60 - 90 days delinquent totaled $76,353 at December 31, 1999.

      Nonperforming Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and other repossessed assets. At December 31, 1999 the Bank had no loans which were considered troubled debt restructurings within the meaning of SFAS No. 15.

                                                             At December 31,
                                                             ---------------
                                                             1999       1998
                                                          (Dollars in Thousands)
  Loans accounted for on a non-accrual basis:
  Mortgage loans:
    Permanent loans secured by 1-4 dwelling units              $ 0        $ 0
    All other mortgage loans                                     0          0
                                                               ---        ---
  Total                                                        $ 0        $ 0
                                                               ===        ===

  Accruing consumer loans which are contractually past
    due 90 days or more                                        $ 0        $ 0
                                                               ===        ===
  Total nonperforming                                          $ 0        $ 0
                                                               ===        ===
  Real estate owned, net                                       $ 0        $ 0
                                                               ===        ===
  Total nonperforming assets                                   $ 0        $ 0
                                                               ===        ===
  Total nonperforming loans to net loans                        0%         0%
                                                               ===        ===
  Total nonperforming loans to total assets                     0%         0%
                                                               ===        ===
  Total nonperforming assets to total assets                    0%         0%
                                                               ===        ===

     The Bank did not include any interest income on non-accrual loans during the periods indicated. It is the Bank's general policy to accrue interest only on loans less than 91 days delinquent. Once loans are 91 days delinquent, the Bank reverses previously accrued but unpaid interest.

     Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions, which covers all problem assets, including assets that previously had been treated as "scheduled items." Under this classification system, problem assets of insured institutions are classified as "watch list", "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated as "watch list" are noted for the benefit of Tri-County Bank's management and are classified because of potential weakness or risk but do not currently warrant classification in one of the aforementioned categories.

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

                                                 At December 31,
                                                 ---------------
                                               1999           1998
                                                 (In Thousands)
         Watch List                             $ 97          $ 78
                                                 ===           ===
         Classified Assets:
           Substandard                           $ 0          $ 52
           Doubtful                              $ 0            --
           Loss                                  $ 0            --
                                                 ---          ----
             Total                               $ 0          $ 52
                                                 ===          ====

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

     The Bank records loans as in-substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower it is doubtful the borrower will be able to repay the loan in the foreseeable future. In-substance foreclosures are accounted for as real estate acquired through foreclosure, however, title to the collateral has not been acquired by the Bank. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in-substance foreclosures. At December 31, 1999, the Bank did not have any loans classified as an in-substance foreclosure.

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

     The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                          At December 31,
                                                          ---------------
                                                          1999       1998
                                                          ----       ----
                                                       (Dollars in Thousands)
    Total loans outstanding(1)                          $49,717     $42,900
                                                        =======     =======
    Average loans outstanding                           $45,919     $42,782
                                                        =======     =======

    Allowance for loan losses (at beginning of              410         412
    period)
    Provision for loan losses (credit):
      Residential                                            --          --
      Commercial real estate                                 --          --
      Consumer(1)                                            --          --
    Net charge-offs:
      Residential                                            --          --
      Commercial real estate                                 --          --
      Consumer                                              (16)         (3)
    Net recoveries:
    Commercial                                               70           1
    ----------                                         --------     -------
    Allowance for loan losses (at end of  period)      $    464     $   410
                                                       ========     =======

    Allowance  for  loan  losses  as  a  percent
      of  total loans outstanding                         1.08%       0.96%
    Net loans  charged-off as a percent of average
      loans outstanding                                 (0.03)%     (0.00)%
    Allowance  for  loan  losses  as a  percent
      of nonperforming loans                               N/A         N/A
    nonperforming loans
----------------------
(1) Includes all loans receivable and loans held for sale, adjusted for deferred loan fees, unearned discounts, and undisbursed loans in process.

      The following table sets forth information with respect to the Bank's allowance for losses on real estate owned and other repossessed assets at the dates indicated:

                                                 At or for the year ended
                                                         December 31,
                                                         ------------
                                                       1999        1998
                                                       ----        ----
                                                    (Dollars in Thousands)

Total real estate owned and in judgment               $  32       $  32
                                                       ====        ====
Allowance balances - beginning                          $32         $32
Provision                                                --          --
Charge-offs                                              --          --
Recoveries                                               --          --
                                                      -----       -----
Allowance balances - ending                           $  32       $  32
                                                       ====        ====
Allowance for losses on real estate owned and
in judgment to net real estate owned and in
judgment                                             100.00%     100.00%
                                                     ======      ======

Interest-Bearing Accounts

     At December 31, 1999, the Bank held $1.13 million in interest-bearing demand deposits in other financial institutions principally with the FHLB of Seattle. The Bank maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

Mortgage-backed Securities and Investment Activities

     General. At December 31, 1999, the Company had an investment portfolio of approximately $34.48 million, consisting primarily of United States agency and mortgage-related securities and open-ended mutual funds whose underlying assets are high quality fixed-rate and adjustable-rate mortgage-backed securities. The Company will continue to seek high quality investments with short to intermediate maturities and durations of from one to five years as permitted by OTS regulations.

     The investment policy of the Bank was approved by the Board of Directors and is implemented by the Investment/Asset Liability Management Committee, which consists of the chief executive officer, executive vice president, the chief financial officer, and the senior lending officer. The chief financial officer of the Bank serves as the investment manager. Generally, the investment policy of the Bank is to invest funds among various categories of investments and to select maturities based on the Bank's asset/liability management policies, concern for highest investment quality, liquidity needs, and performance objectives. The investment activities of the Bank consist primarily of mortgage-backed securities and other securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof.

     Investment Portfolio. The following table sets forth the amortized cost of the Company's held to maturity investment portfolio, the market value of its available for sale investment portfolio, the market value of its investment in mortgage-related open-ended mutual funds and FHLMC stock, and the cost of its FHLB stock and interest-bearing deposits. At December 31, 1999, the market value of the Company's held to maturity portfolio was $7.28 million.

                                              At December 31,
                                              ---------------
                                              1999       1998
                                              ----       ----
                                              (In Thousands)
Available for sale portfolio
  Agency securities                        $13,575     $5,602
  Mortgage related securities               10,151     15,868
Held to maturity portfolio
  Agency securities                          2,000        501
  State and other political subdivisions       173        176
  Mortgage related securities                5,064      4,658
Open-ended mutual funds                        526      3,960
FHLMC stock                                  1,099      1,544
FHLB stock                                   1,887      1,754
                                             ----- ---- -----
     Total                                 $34,475    $34,063
                                           =======    =======

            Investment and Mortgage-backed Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolios (including those held to maturity and held for sale). The yield on tax exempt securities has been computed on a tax equivalent basis.

                                                             At December 31, 1999
                              ----------------------------------------------------------------------------------------------------
                              One Year or Less   One to Five Years  Five to Ten Years  More than Ten           Total Investment
                                                                                            Years                  Securities
                              ----------------   ----------------   ----------------   ----------------   ------------------------
                              Carrying Average   Carrying Average   Carrying Average   Carrying Average   Carrying Average  Market
                              Value    Yield     Value    Yield     Value    Yield     Value    Yield     Value    Yield    Value
                              -----    -----     -----    -----     -----    -----     -----    -----     -----    -----    -----
                                                                 (Dollars in Thousands)
U.S. agency obligations:
Held to maturity                  -        -         -        -     1,000    7.80%     1,000    8.00%     2,000    7.90%     1,980

Available for sale                -        -     7,782    6.24%     5,793    6.86%         -        -    13,575    6.50%    13,575

Mortgage-backed securities(1):
  Held to maturity              419    5.66%        10    9.27%       346    7.70%     4,290    6.85%     5,065    6.81%     5,124

  Available for sale              -        -         -        -       564    6.50%     9,587    6.69%    10,151    6.68%    10,151

Tax exempt securities             -        -         -        -        75    6.00%        98    6.40%       173    6.23%       173

FHLB Stock(2)                   N/A      N/A       N/A      N/A       N/A      N/A       N/A      N/A     1,887      N/A     1,887

FHLMC Stock(2)                  N/A      N/A       N/A      N/A       N/A      N/A       N/A      N/A     1,099      N/A     1,099

Mutual Funds(2)(3):
  ARM Portfolio                 N/A      N/A       N/A      N/A       N/A      N/A       N/A      N/A       526    5.73%       526
                              -----    -----     -----    -----     -----    -----     -----    -----    ------    -----    ------
                   Total       $419    5.66%    $7,792    6.84%    $7,778    6.48%   $14,975    6.73%   $34,476    6.68%   $34,515
                              =====    =====    ======    =====    ======    =====   =======    =====   =======    =====   =======
---------------------------
(1)  Included unamortized premiums of $40,687 at December 31, 1999.
(2)  Amounts are only included in total columns because these investments do not have stated maturities.
(3)  The  mutual  fund are  open-ended  funds  registered  under the  Investment
     Company Act of 1940.  The Funds invest in various  securities  that federal
     savings  and  loan  associations  can  invest  in  directly.   Shay  Assets
     Management Co. serves as the fund's investment advisor.


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

      Savings accounts, NOW accounts, and money market accounts constituted $16.22 million, or 31.32% of the Bank's deposit portfolio at December 31, 1999. Certificates of deposit with original maturities of three to 12 months constituted $15.36 million or 29.65% of the deposit portfolio. Jumbo certificates of deposit, with principal amounts of $99,000 or more, constituted $7.68 million or 14.83% of the portfolio at December 31, 1999. Of that amount, $668,000 was deposits of the State of Wyoming for which the Bank pledged a $2.0 million Federal Home Loan Bank (FHLB) debenture.

      The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.
                                       At December 31,
                                      ----------------
                                      1999        1998
                                      ----        ----
Interest Rate                          (In Thousands)
3.01-4.00%                           $ 257       $ 295
4.01-5.00%                          20,039      11,183
5.01-6.00%                          12,530      18,531
6.01-7.00%                           1,762         761
                                    ------      ------
  Total                            $34,588     $30,770
                                    ======      ======

     The following table sets forth the amount and maturities of time deposits at December 31, 1999.

                                           Amount Due
                  --------------------------------------------------------------
                  December 31,  December 31,  December 31,  December 31,
 Interest Rate        2000         2001         2002           2003       Total
----------------- --------------------------------------------------------------

 3.001%-4.000%         257,475            -            -           -     257,475
 4.001%-5.000%      16,710,034    2,835,569      263,949     228,728  20,038,280
 5.001%-6.000%       9,723,251    2,130,951      614,289      61,346  12,529,837
 6.001%-7.000%       1,650,013      111,982            -           -   1,761,995
 7.001%-8.000%               -            -            -           -           -
                   -----------   ----------     --------    --------  ----------
                   $28,340,773   $5,078,502     $878,238    $290,074 $34,587,587
                   ===========   ==========     ========    ======== ===========

     The following table indicates the amount of the Bank's certificate accounts of $100,000 or more by time remaining until maturity as of December 31, 1999.

Maturity Period                                      Balances
---------------                                      --------
                                                  (In Thousands)
Three months or less                                   $3,748
Over three through six months                             807
Over six through twelve months                          2,585
Over twelve months                                        541
                                                          ---
    Total                                              $7,681
                                                       ======

Borrowings

     As a member of the FHLB of Seattle, the Bank has access to its advance program and other credit products. At December 31, 1999, the Bank had $25.56 million borrowings outstanding from the FHLB. As of and for the year ended December 31, 1999, the Bank had no other borrowings. The Bank matches FHLB advances with mortgage-backed securities with similar maturity to take advantage of the difference (or spread) between the rate paid on the advances and the yield on the securities. The following table sets forth certain information about the Bank's FHLB advances at the dates indicated.

                                       As of and for the Years Ended
                                            1999             1998
                                            ----             ----
                                           (Dollars in Thousands)
         Maximum balance                    $32,115          $29,135
         Average balance                     25,088           25,786
         Balance at end of period            25,558           23,799
         Weighted average rate:
           at end of period                   5.65%            5.75%
           during the period                  5.52%            5.50%

Subsidiary Activity

     In September 1993, the Company acquired all of the capital stock of the Bank. The officers of the Company consist of the officers of the Bank. The Company is organized as a savings and loan holding company. As of December 31, 1999, the net book value of the Company's investment in the Bank amounted to $8.44 million.

     The Bank has one wholly-owned subsidiary corporation, First Tri-County Service, Inc. ("FTCS"). FTCS was incorporated in the State of Wyoming in August 1982 and is engaged in the sale of life, credit life, and disability insurance. The Bank is permitted to invest up to 2% of its assets in the capital stock of subsidiary corporations or in loans (secured or unsecured) to those entities. An additional investment of 1% of assets is allowed if the additional investment is used for community development purposes. Based upon the 2% limitation, as of December 31, 1999, the Bank was authorized to invest up to approximately $1.74 million in the stock of service corporations. As of December 31, 1999, the net book value of the Bank's investment in stock, unsecured loans and conforming loans in its service corporation was $16,474.

Employees

    Substantially, all of the activities of the Company are conducted through the Bank, therefore at December 31, 1999 the Company did not have any salaried employees. As of December 31, 1999, the Bank had 20 full-time employees and 4 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the fiscal year ended December 31, 1999, amounted to approximately $27,200.

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

     As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1999:

                                                  Percent of
                                                  Adjusted
                                      Amount      Assets
                                      ------------------
                                    (Dollars in Thousands)
Tangible Capital:
Regulatory requirement                $1,311      1.50%
Actual capital                         8,216      9.40%
                                      ------      -----
      Excess                          $6,905      7.90%
                                      ======      =====

Core Capital:
Regulatory requirement                $3,495      4.00%
Actual capital                         8,216      9.40%
                                      ------      -----
      Excess                          $4,721      5.40%
                                      ======      =====

Risk-Based Capital:
Regulatory requirement                $3,250      8.00%
Actual capital                         9,164     22.56%
                                      ------     ------
      Excess                          $5,914     14.56%
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

     An institution's interest rate risk is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The following table presents the Bank's NPV at December 31, 1999 as calculated by the OTS and based on OTS assumptions utilizing raw data voluntarily provided to the OTS by the Bank.

Changes in Interest
Rates in Basis Points        Net Portfolio Value         NPV as % of Assets
 (Rate Shock) (1)
---------------------  -----------------------------  -----------------------
                       $ Amount   $ Change  % Change    NPV Ratio  Change
                       --------   --------  --------    ---------  ------
                                  (Dollars in Thousands)

    +300 bp             7,790     -3,760     -34%        9.45%     -378 bp
    +200 bp             9,244     -2,506     -21%       10.91%     -231 bp
    +100 bp            10,577     -1,173     -10%       12.18%     -104 bp
       0 bp            11,750                           13.22%
    -100 bp            12,135        385       3%       13.46%      +24 bp
    -200 bp            12,861      1,111       9%       14.00%      +78 bp
    -300 bp            13,546      1,796      15%       14.48%     +126 bp

--------------------
(1) Denotes rate shock used to compute interest rate risk capital component.

                                             As of December 31,
                                                      1999

RISK MEASURES:
200 Basis Point Rate Shock
Pre-Shock NPV Ratio:  NPV as %
  of Present Value of Assets                            13.22%
Exposure Measure:  Post-Shock
  NPV Ratio                                             10.91%
Sensitivity Measure:  Change in
  NPV Ratio                                            -231 bp

CALCULATION OF CAPITAL COMPONENT:
Change in NPV as % of Present
  Value of Assets                                       -2.82%
Interest Rate Risk Capital                                 --
Component


     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

     Although the Bank is not subject to the interest rate risk component reduction discussed above because the rules have not been implement by the TS, the Bank is still subject to interest rate risk and, as can be seen above, rising interest rates will reduce the Bank's NPV. The OTS has authority to require otherwise exempt institutions to comply with the rule concerning interest rate risk.

     Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

     OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to its net income to date during the calendar year plus its retained net income for the preceding two years. Any additional capital distributions require prior regulatory approval. As of December 31, 1999, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

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

     Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Seattle. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLB, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every twelve months. As of December 31, 1999, the Bank was in compliance with its QTL requirement with 68.93% of its assets invested in QTIs.

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

     Loans-to-One Borrower. See "-- Business of the Bank -- Sale and Purchase of Loans -- Loans-to-One Borrower."

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

     Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1999, the Bank's required liquid asset ratio is 4%.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1999, the Bank had $1.89 million in FHLB stock, which was in compliance with this requirement.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1999, the Bank was in compliance with these Federal Reserve Board requirements.

Item  2.  Description of Property

     (a) Properties.

     At December 31, 1999, the Company had a total investment in its land, buildings and improvements, and fixtures, furniture, and equipment of
$3,140,662, less accumulated depreciation of $1,112,374, for a net carrying value of $2,028,288.

     The Bank operates from its main office located in downtown Torrington at 2201 Main Street, Torrington, Wyoming 82240 and from a branch office located at 957 Maple Street, Wheatland, Wyoming 82201. The Bank owns both office facilities. The main office was opened in 1935 and the present facility has 8,760 square feet. The total investment in the property and equipment at the main office is $1,304,140 with a net book value of $604,160 at December 31, 1999. The Wheatland branch was opened in June 1979 with the present facility being built in July 1980. The total investment in the property and equipment at the Wheatland branch is $529,834 with a net book value of $117,500 at December 31, 1999.

     The Company is in the process of opening a third branch office in Cheyenne, Wyoming. A parcel of land has been purchased consisting of 4.5 acres of which one acre will be used as the site for the new branch and the remaining 3.5 acres will be offered for sale or held for future development jointly by the Bank and an undetermined third party. At December 31, 1999 costs totaling 1.2 million had been incurred for the purchase of the entire parcel of land and the ongoing construction of the new branch. The total cost of the facility is estimated to be $1.4 million and the projected opening date is in the second quarter of 2000. See the "Management Discussion and Analysis of Financial Condition and Results of Operation" section of the Annual Report for a discussion of the financial implications of this endeavor.

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

     The Bank, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. In the opinion of management, no material loss to the Company is expected from any of such pending claims or lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.


PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

     The information contained under the section captioned "Capital Stock" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements

     The Company's consolidated financial statements and related notes and reports listed under Item 13(a) of this Form 10-KSB are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information contained under the section captioned "I -- Information with respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on April 26, 2000 (the "Proxy Statement") is incorporated herein by reference.

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

      1.    Independent Auditors' Reports

      2.    Tri-County Bancorp, Inc. and Subsidiary

            (a) Consolidated Statements of Financial Condition at December 31, 1999 and 1998
            (b) Consolidated Statements of Operations for the years ended December 31, 1999 and 1998
            (c) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998
            (d) Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998
            (e)   Notes to Consolidated Financial Statements

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

            13 Annual Report to Stockholders for the fiscal year ended December 31, 1999

            21 Subsidiaries of the Registrant (See information provided at "Item 1. Business -- Subsidiary Activity").

            23    Consent of Dalby, Wendland & Co., P.C.

            27    Financial Data Schedule***

(b)   Reports on Form 8-K.

            There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

(c) Exhibits to this Form 10-KSB are attached or incorporated by reference as stated above.

--------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (33-65162) declared effective by the Commission on August 12, 1993.
** Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-22220) filed with the SEC.
***   In electronic filing only.

                                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRI-COUNTY BANCORP, INC.


Dated:  March 30, 2000                 By:/s/Robert L. Savage
                                             -------------------------------
                                             Robert L. Savage
                                             President, Chief Executive Officer,
                                             and Director (Duly Authorized
                                             Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/Robert L. Savage                 By:/s/William J. Rueb
      ----------------------------           -------------------------------
      Robert L. Savage                        William J. Rueb
      President, Chief Executive Officer      Director
      and Director (Principal Executive
      Officer)

Date: March 30, 2000                    Date: March 30, 2000


By:/s/Larry C. Goddard                 By:/s/Lance H. Griggs
      ----------------------------           -------------------------------
      Larry C. Goddard                       Lance H. Griggs
      Chairman of the Board                  Director

Date: March 30, 2000                   Date: March 30, 2000


By:/s/David C. Kellam                  By:/s/Tommy A. Gardner
      ----------------------------           -------------------------------
      David C. Kellam                        Tommy A.  Gardner
      Director                               Vice President and Chief Financial
                                             Officer (Principal Accounting and
                                             Financial Officer)

Date: March 30, 2000                   Date: March 30, 2000


By:/s/Carl F. Rupp
      ----------------------------
      Carl F. Rupp
      Director

Date: March 30, 2000