Form 10QSB
period 2000-03-31
TRI COUNTY BANCORP INC
filed 2000-05-12
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB




(Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                                ------------------------------------------------
                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to
Commission file number        0-22220
                         -----------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of May 12, 2000.

               Class                                          Outstanding
      $.10 par value common stock                               869,444

Transitional Small Business Disclosure Format (check one):

Yes           No   X

                         TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

                                           INDEX

         PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Financial
                  Condition as of March 31, 2000 (unaudited)
                  and December 31, 1999................................3

                  Condensed Consolidated Statements of Operations
                  for the Three Months Ended March 31, 2000
                  and 1999 (unaudited).................................4

                  Condensed Consolidated Statements of Stockholder's Equity for the Three Months Ended March 31, 2000
                  and 1999 (unaudited).................................5

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2000
                  and 1999 (unaudited).................................6

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

         Item 5.  Other Information...................................15

         Item 6.  Exhibits and Reports on Form 8-K....................15


         SIGNATURES...................................................16

                               PART I - FINANCIAL INFORMATION
                               Item 1 - Financial Statements

                         TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              March 31,
                          ASSETS                                2000      December 31,
                                                             (unaudited)     1999
Cash and due from banks                                      $1,167,573   $1,187,935
Interest-bearing deposits with banks                            343,118    1,128,404
Securities available for sale, at fair value                 26,450,712   27,238,804
Securities held to maturity, market value of                  7,688,414    7,237,691
$7,703,365(2000) and $7,277,109(1999)
Loans held for sale, at market value                            130,000            -
Loans receivable, net of allowance for loan losses of
$465,423 (2000) and  $464,453 (1999)                         50,963,096   48,979,883
Accrued interest receivable                                     699,642      642,561
Bank property and equipment, net                              2,362,147    2,028,288
Other assets                                                    113,104       72,270
                                                                -------       ------
                                            Total Assets    $89,917,806  $88,515,836
                                                            ===========  ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits                                              $1,129,757    $ 997,117
Savings and NOW deposits                                     17,027,444   16,224,450
Time deposits                                                33,985,795   34,587,587
                                                             ----------   ----------
                                          Total Deposits    $52,142,996  $51,809,154

Advances from Federal Home Loan Bank                         27,146,492   25,558,367
Accounts payable and accrued expenses                           186,897      370,245
Advances by borrowers for taxes and insurance                   171,986      115,691
Deferred income taxes                                           379,209      411,587
                                                                -------      -------
                                       Total Liabilities    $80,027,580  $78,265,044
                                                            -----------  -----------


Stockholders' Equity
  Preferred stock, $.10 par value, 5,000,000 shares
  authorized, none issued                                       $     -      $     -
  Common stock, 10,000,000 share of $.10 par value
  authorized, 1,553,345(2000) and 1,548,611(1999)
  shares issued                                                 155,335      154,861
  Additional paid-in capital                                  7,568,379    7,530,906
  Retained earnings - substantially restricted                9,716,988    9,663,761
  Unearned compensation relating to the Employee Stock
  Ownership Plan                                               (209,300)    (224,250)
  Accumulated other comprehensive income                        192,581      272,904
  Treasury stock, 683,901(2000) and 642,377(1999)
  shares, at cost                                            (7,533,757)  (7,147,390)
                                                             ----------   ----------
                              Total Stockholders' Equity     $9,890,226  $10,250,792
                                                             ----------  -----------

 Total Liabilities and Stockholders' Equity                 $89,917,806  $88,515,836
                                                            ===========  ===========

           See notes to condensed consolidated financial statements.

                         TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                                  2000         1999
          Interest Income
            Loans                                            $1,009,501     $875,512
            Securities available for sale                       434,208      441,994
            Securities held to maturity                         141,171       89,558
            Other interest earning assets                         8,363       26,052
                                                                  -----       ------
                                       Total Interest Income $1,593,243   $1,433,116
                                                             ----------   ----------
         Interest Expense
            Deposits                                           $576,071     $489,300
            Advances and other borrowings                       377,320      323,145
                                                                -------      -------
                                      Total Interest Expense   $953,391     $812,445
                                                               --------     --------
                                         Net Interest Income   $639,852     $620,671

         Provision for credit losses                                 --           --
                                                               --------     --------
                         Net Interest Income After Provision
                                           for Credit Losses   $639,852     $620,671
                                                              ---------     --------

         Non-interest Income
            Gain on sale of loans                               $ 9,231      $10,420
            Gain(loss)on sale of available for sale securities   (6,157)       3,696
            Service charges on deposits                          35,752       31,197
            Other, net                                           10,305        5,235
                                                                 ------        -----
                                   Total Non-interest Income    $49,131      $50,548
                                                                -------      -------
         Non-interest Expense
            Compensation and benefits                          $283,101     $205,574
            Occupancy and equipment                              85,529       83,164
            Federal deposit insurance premium                     2,522        6,752
            Other, net                                           95,764       77,763
                                                                 ------       ------
                                  Total Non-interest Expense   $466,916     $373,253
                                                               --------     --------

                                Earnings Before Income Taxes   $222,067     $297,966
         Provision for Income Taxes                              73,200      100,200
                                                                 ------      -------
                                                Net Earnings   $148,867     $197,766
                                                               ========     ========

         Earnings Per Common Share - Diluted                      $0.16        $0.21
                                                                  =====        =====
         Cash Dividend Paid Per Common Share                      $0.11        $0.11
                                                                  =====        =====

           See notes to condensed consolidated financial statements.
                                      -4-


                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               For the Three Months Ended March 31, 1999 and 2000

                                                                               Employee    Accumulated
                                                       Additional              Stock       Other
                                             Common    Paid-In     Retained    Ownership   Comprehensive  Treasury
                                             Stock     Capital     Earnings    Plan        Income         Stock         Total
                                            ----------------------------------------------------------------------------------------
Balance - December 31, 1998                  $152,043 $7,319,578   $9,260,742  ($284,050)  $1,106,701     ($7,134,347) $10,420,667

Net earnings                                        -          -      197,766          -            -               -      197,766
Other comprehensive income:
  Unrealized market adjustments, net of
  tax and reclassification adjustment                                                        (215,594)                    (215,594)
                                            ----------------------------------------------------------------------------------------
                       Comprehensive income         -          -      197,766          -     (215,594)              -      (17,828)
Repayment of ESOP debt                              -          -            -     14,950            -               -       14,950
Allocation of ESOP shares                           -     20,283            -          -            -               -       20,283
Dividends paid - cash                               -          -      (96,668)         -            -               -      (96,668)
Treasury stock purchased                            -          -            -          -            -          (3,293)      (3,293)
                                            --------- ----------   ----------   --------     --------      ----------  -----------
Balance - March 31,1999                     $152,043  $7,339,861   $9,361,840  ($269,100)    $891,107     ($7,137,640) $10,338,111
                                            ========= ==========   ==========   ========     ========      ==========  ===========

Balance - December 31, 1999                  $154,861 $7,530,906   $9,663,761  ($224,250)    $272,904     ($7,147,390) $10,250,792

Net earnings                                        -          -      148,867          -            -               -      148,867

Other comprehensive income:
  Unrealized market adjustments, net of
  tax and reclassification adjustment                                                         (80,323)                     (80,323)
                                            ----------------------------------------------------------------------------------------
                       Comprehensive income         -          -      148,867          -      (80,323)              -       68,544
Repayment of ESOP debt                              -          -            -     14,950            -               -       14,950
Allocation of ESOP shares                           -     14,276            -          -            -               -       14,276
Dividends paid - cash                               -          -      (95,639)         -            -               -      (95,639)
Stock options exercised                           474     23,197            -          -            -               -       23,671
Treasury stock purchased                            -          -            -          -            -        (386,367)    (386,367)
                                             -------- ----------   ----------   --------     --------      ----------   ----------
Balance - March 31, 2000                     $155,335 $7,568,379   $9,716,989  ($209,300)    $192,581     ($7,533,757)  $9,890,227
                                            ========= ==========   ==========   ========     ========      ==========   ==========


           See notes to condensed consolidated financial statements.

                  TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                                                                Three Months Ended
                                                                     March 31,
                                                                  2000       1999
                                                                  ----       ----
Operating Activities
Net Income                                                      $148,867    $197,766
Adjustments to reconcile net income to net cash
provided (used) by operations
     Depreciation and amortization                                28,546      41,745
     Provision for deferred taxes                                  9,000      11,000
     Loss(Gain) on sale of securities available for                6,157       3,696
     sale
     Gain on sale of loans                                        (5,919)     (5,587)
     FHLB stock dividend received                                (30,400)    (33,500)
     Changes in assets and liabilities
       Origination of loans held for sale                       (672,216)   (835,693)
       Proceeds from sale of loans held for sale                 678,135     698,558
       Accrued interest receivable                               (57,082)    (99,013)
       Other assets, net                                        (160,236)    141,590
       Other liabilities, net                                    (49,672)    (16,927)
                                                                 -------     -------
                Net Cash Provided(Used) by Operations          ($104,820)   $103,635
                                                                --------    --------

Investing Activities
     Net loan originations and principal repayments on loans    $443,799  $1,165,202
     Purchase of loans                                        (2,557,011) (2,333,100)
     Activity in available for sale securities
       Sales proceeds                                            320,000   3,433,328
       Maturities, prepayments and calls                         368,291   2,041,309
       Purchases                                                       -  (5,500,000)
     Activity in hold to maturity securities
       Maturities, prepayments and calls                         543,832     654,140
       Purchases                                                (995,000)          -
     Investment in property and equipment and real
       estate owned                                             (359,617)     (3,600)
                                                                --------      ------
                Net Cash Used by Investing Activities        $(2,235,706)  $(542,721)
                                                             -----------   ---------

Financing Activities
     Net increase (decrease) in deposits                        $334,670    $710,725
     Net increase (decrease) in advances from
       borrowers for taxes and insurance                          56,294      54,503
     FHLB borrowings                                          13,600,000   5,500,000
     Repayment of FHLB advance                               (12,011,875) (5,311,876)
     Payments received from ESOP                                  14,950      14,950
     Exercise of stock options                                    23,671           -
     Treasury stock purchased                                   (386,367)     (3,293)
     Cash dividends paid                                         (95,639)    (96,668)
                                                                 -------     -------
            Net Cash Provided by Financing Activities         $1,535,704    $868,341
                                                              ----------    --------
     Increase (Decrease) in Cash and Cash Equivalents          $(804,822)   $429,255

Cash and cash equivalents - beginning of period                2,316,339   3,365,045
                                                               ---------   ---------
Cash and cash equivalents - end of period                     $1,511,517  $3,794,300
                                                              ==========  ==========

Cash and due from banks                                       $1,168,399    $822,646
Interest-bearing deposits with banks                             343,118   2,971,654
                                                                 -------   ---------
                                                              $1,511,517  $3,794,300
                                                              ==========  ==========
Supplemental Disclosure of Cash Flow Information
     Cash paid for:
          Interest expense                                      $958,093    $823,097
                                                                ========    ========
          Income taxes                                          $192,900     $95,000
                                                                ========     =======

           See notes to condensed consolidated financial statements.
                                      -6-

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       March 31, 2000
                                        (unaudited)



NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Tri-County Bancorp, Inc. (the "Company"), Tri-County Bank (formerly Tri-County Federal Savings Bank) (the "Bank") and First Tri-County Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read together with the 1999 consolidated financial statements and notes thereto of Tri-County Bancorp, Inc. and Subsidiaries included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. However, all normal recurring adjustments have been made which, in the opinion of Management, are necessary to the fair presentation of the financial statements.

The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the year ending December 31, 2000 or any other period.

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

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. The Company's only item of other comprehensive income is the unrealized gain (loss) on securities available for sale, which is reported net of tax effect. The following schedule reflects the unrealized holding gains arising during the periods ended March 31, 2000 and 1999.

                                                               Before-Tax   Tax Benefit   Net-of-Tax
                                                                  Amount    or (Expense)    Amount
                                                                  ------    ------------    ------
For the Three Months ended March 31, 1999
   Accumulated  Comprehensive Income - Dec. 31, 1998           $1,676,820    ($570,119)   $1,106,701
      Unrealized hold gains(losses) arising during the period    (330,355)     112,322      (218,033)
      Gain(Loss) reclassification adjustment for gains
         (losses) realized in net earnings                          3,696       (1,257)        2,439
                                                                    -----       ------         -----
   Accumulated  Comprehensive  Income  -  March 31, 1999       $1,350,161    ($459,054)     $891,107
                                                               ==========    =========      ========

For the Three Months ended March 31, 2000
   Accumulated  Comprehensive Income - Dec. 31, 1999             $413,491    ($140,587)     $272,904
      Unrealized hold gains(losses) arising during the period    (115,544)      39,285       (76,259)
      Gain(Loss) reclassification  adjustment for gains
         (losses) realized in net earnings                         (6,157)       2,093        (4,064)
                                                                   ------        -----        ------
   Accumulated  Comprehensive  Income  -  March 31, 2000         $291,790     ($99,209)     $192,581
                                                                 ========     ========      ========


                         PART I - FINANCIAL INFORMATION
       Item 2 - Management's Discussion and Analysis or Plan of Operation


GENERAL

Tri-County Bancorp, Inc. (the "Company") was incorporated on June 15, 1993, and is the holding company of Tri-County Bank (the "Bank"). On September 28, 1993, the Bank completed its conversion from a mutual savings and loan association to a stock form of ownership at which time the Company issued 747,500 shares of Common Stock and utilized a portion of the proceeds to acquire all of the issued shares of the Bank.

The Company is headquartered in Torrington, Wyoming and its principal business currently consists of the operation of its wholly owned subsidiary, Tri-County Bank. The Bank's primary business is attracting retail deposits from the general public and investing those deposits and other borrowed funds in various loan products, including mortgage-backed and mortgage-related securities, federal agency securities and other investment securities.

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


CHANGES IN FINANCIAL CONDITION

ASSETS

Total assets of the Bank increased by $1.41 million or 1.58% during the first quarter of 2000. The increase was primarily the result of increases in loans receivable, securities held to maturity and bank property and equipment which more than offset decreases in interest earning deposits and securities available for sale.

Securities available for sale decreased by $788,000 during the quarter ended March 31, 2000. The Bank redeemed shares in a mutual fund totaling $330,000, principal payments and prepayments of $368,000 were received on mortgage-backed securities and the market value of the portfolio decreased by $121,000.

Securities held to maturity increased by $451,000 during the three month period ending March 31, 2000. The increase was the result of the purchase of an agency security totaling $995,000 which more than offset principal payments and prepayments of $543,000 on the Bank's portfolio of mortgage-backed securities.

Loans receivable increased $1.98 million during the three months ended March 31, 2000. During this period, the Bank originated or purchased portfolio residential mortgage loans totaling $2.52 million, non-residential mortgage loans totaling $1.64 million, consumer loans totaling $1.13 million, and commercial loans totaling $1.79 million. During the same period, the Bank received scheduled principal payments and prepayments totaling $5.08 million on its loan portfolio. Of the total mortgage loans originated or purchased during the year, $2.84 million were adjustable rate and $1.32 million were fixed rate loans. Because of a lack of demand for certain types of loans in the Bank's primary lending area, purchased loans totaled 63% of mortgage lending during the period. The majority of purchased loans are residential and non-residential real estate loans in Colorado and Idaho mountain resort communities and non-residential real estate loans along the front range of Colorado. Purchased loans are subjected to the same underwriting standards and loan terms as those originated by the Bank for its portfolio.

Bank property and equipment increased by $334,000 and was primarily the result of the construction of a new branch bank located in Cheyenne, Wyoming. The total cost of the facility is estimated to be $1.4 million. The branch opened on April 3, 2000.

LIABILITIES

Deposit balances increased by $334,000 or 0.64% from $51.81million at December 31, 1999 to $52.14 million at March 31, 2000. The net increase consisted of increases of $133,000 and $803,000 in demand deposits and savings and NOW deposits, respectively, and a decrease of $602,000 in time deposits.

Advances from the Federal Home Loan Bank increased $1.59 million during the first quarter of 2000. The advances are a supplement to the Bank's retail deposits and were used to fund loan originations and to purchase loans and investment securities.

Deferred income taxes decreased by $32,000 during the year and was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available for sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities decreased $128,000 during the period, which resulted in a decrease in deferred income taxes.

STOCKHOLDERS' EQUITY

Overall, stockholders' equity decreased $361,000 during the first quarter of 2000.

The increase in additional paid-in capital of $37,000 was caused, in part, by the application of an accounting standard which requires charging current expense for the fair value of shares of stock committed to be released by the Bank's Employee Stock Ownership Plan and crediting the difference between the fair value and the cost of the shares to paid-in capital which resulted in an increase of $14,000. Also, directors and officers of the Bank exercised stock options on 4,734 shares, which increased additional paid-in capital by $23,000.

The increase in retained earnings was the result of net earnings totaling $149,000 which more than offset the decrease in retained earnings caused by the payment of dividends of $0.11 per share totaling $96,000.

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified available for sale to be shown as a separate component of stockholders' equity in an amount which is net of deferred income taxes. The market value of securities classified as available for sale decreased during the three month period and resulted in a decrease, net of deferred income tax, of $80,000 in stockholders' equity.

The increase in Treasury Stock of $386,000 was the result of the repurchase of 41,524 shares in February of 2000 at an average price of $9.3047 per share.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

NET INCOME

Net income decreased $49,000 during the quarter ended March 31, 2000 when compared to 1999. Net interest income increased by $19,000, non-interest income decreased by $1,000 and non-interest expense increased by $94,000. The provision for income taxes decreased by $49,000.

INTEREST INCOME

Interest income from loans increased $134,000 or 15.30% for the quarter ended March 31, 2000. The increase was the result of an increase in the average balance of loans outstanding of $7.41 million which more than offset a decrease in yield on the loans from 8.11% to 7.98%.

The decrease of $8,000 in interest and dividends on securities available for sale was the result of a decrease in the average balance of securities of $2.99 million which more than offset an increase in the average yield on the portfolio from 5.97% to 6.54%. The increase in yield was primarily the result of the purchase of securities with yields greater than the yield on the existing portfolio.

Interest on securities held to maturity increased $52,000 and was caused primarily by an increase in the average balance of the portfolio of $2.69 million and a slight increase in the yield on the portfolio from 7.45% to 7.50%. The increase in yield was primarily the result of the purchase of securities with yields greater than the yield on the existing portfolio.

The decrease in income from other interest-earning assets of $18,000 was primarily caused by a decrease in the average balance of these assets that more than offset a slight increase in the yield on these assets. This category of assets consists primarily of interest-earning demand deposits held at FHLB.

INTEREST EXPENSE

Interest expense on deposits increased $87,000 during the first quarter of 2000 when compared to the first quarter of 1999. This increase was the result of an increase in the average cost of deposits from 4.27% to 4.58% and an increase of $4.69 million in the average balance of deposits.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to supplement retail deposits and to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $2.83 million greater during the first quarter of 2000 than in 1999 and the average cost of the borrowings increased from 5.42% to 5.66% which resulted in an increase of $54,000 in interest expense.

PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the quarter ended March 31, 2000. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $465,000 at quarter-end. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME

Total non-interest income decreased by $1,000 during the three month period ended March 31, 2000 when compared to 1999.

Service charges on deposits increased $5,000 mainly because of an increase in chargeable events and an increase, in November of 1999, in the amount of the non-sufficient fund charge.

The decrease in the gain on sale of loans of $1,000 was the result of a decrease in the dollar amount of loans sold.

The Bank sold available for sale securities in the previous year and recognized a gain of $4,000 while securities sold in the current year produced a loss of $6,000.

The increase in other income of $5,000 was the result of increases in loan servicing fees, document preparation fees and the sale of collectible coins.


NON-INTEREST EXPENSE

Overall, non-interest expense increased $94,000 during the quarter ended March 31, 2000.

Compensation and benefits increased by $78,000 in 2000 and was primarily caused by the hiring of additional personnel to staff the Bank's new branch in Cheyenne and to enable the Bank to originate commercial and agricultural loans.

Other expenses increased by $18,000 when compared to the same period of the previous year. The increase in expenses was mainly caused by increased marketing expenses, additional travel expenses and the purchase of miscellaneous supplies in connection with the opening of the Cheyenne branch.

As previously mentioned, the Bank has undertaken a project to open a third office in Cheyenne, Wyoming. The additional office is expected to enhance the long-term growth of the company. While the impact of this project has not been significant so far, it is expected that it will increase overhead expenses significantly for the remaining three quarters of the year. As with any start-up, this office cannot be expected to produce a profit until a deposit base sufficient to support the operation can be generated.

INCOME TAXES

The provision for income taxes decreased by $27,000. The main reason for the decrease in income taxes was the decrease in income before taxes of $76,000.

YEAR 2000

Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to property interpret additional dates in the year 2000. We have operated and evaluated our computer operating systems since January 1, 2000 and have not identified any errors or experienced any computer system malfunctions. We will continue to monitor our information systems to assess whether they are at risk of misinterpreting any future dates and will develop appropriate contingency plans to prevent any potential system malfunction or correct any system failures. The Company has not been informed of any such problem experienced by its vendors or its customers, nor by any of the municipal agencies that provide services to the Company.

Nevertheless, it is too soon to conclude that there will not be any problems arising from the Year 2000 problem, particularly at some of the Company's vendors. The Company will continue to monitor its significant vendors of goods and services with respect to Year 2000 problems they may encounter as those issues may effect the Company's financial position, results of operations and cash flows. The Company does not believe at this time that these potential problems will materially impact the ability of the Company to continue its operations, however, no assurance can be given that this will be the case.

The expectations of the Company contained in this section on Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. All forward-looking statements in this section are based on information available to the Company on the date of this document, and the Company assumes no obligation to update such forward-looking statements.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, sales and maturities of investments and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in short-term time deposits that provide liquidity to meet lending requirements. Interest-bearing deposits at March 31, 2000 amounted to $343,118. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:
                                                        3 Months Ended March 31,
                                                             (in thousands)
                                                        ------------------------
                                                                2000   1999

         Cash and cash equivalents at beginning of year      $ 2,316   $ 3,365
                                                             -------   -------
         OPERATING ACTIVITIES:
         Net Income                                            $ 149     $198
           Adjustments to reconcile net income to
           net cash provided by operation activities            (254)     (94)
                                                                ----      ---
         Net cash provided (used) by operating activities      $(105)    $104
         Net cash used by investing activities                (2,235)    (543)
         Net cash provided by financing activities             1,536      868
                                                               -----      ---
         Net increase (decrease) in cash and cash
          equivalents                                          $(804)    $429
                                                               -----     ----
         Cash and cash equivalents at end of  period          $1,512   $3,794
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

The Bank anticipates it will have sufficient funds available to meet its current loan commitments. At March 31, 2000, the Bank had outstanding commitments of $2,665,048. Certificates of deposit scheduled to mature in one year or less at March 31, 2000 totaled $23,057,342. Based on past experience, Management believes that a substantial portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at March 31, 2000, as compared to the minimum regulatory requirements:

                                                                               To Be Well
                                                                        Capitalized Under
                                                           For Capital  Prompt Corrective
                                             Actual  Adequacy Purposes  Action Provisions
                                     ----------------------------------------------------
                                     Dollars  Ratio   Dollars    Ratio  Dollars  Ratio
March 31, 2000
Total Equity Capital
    (to risk-weighted assets)         $8,591  20.2%    $3,408     8.0%   $4,260  10.0%
Tier 1 Capital
   (to risk-weighted assets)          $8,396  19.7%    $1,704     4.0%   $2,556   6.0%
Tier 1 Capital
   (to adjusted total assets)         $8,396   9.4%    $3,569     4.0%   $4,461   5.0%


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

                                PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

      Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2000. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


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


Item 5.     Other Information

      Not Applicable


Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits
            Exhibit 11:  Statement regarding computation of earnings per share.
            Exhibit 27:  FDS (in electronic filing only)

      (b)   Reports on Form 8-K
            On February 2nd, 2000 the Registrant filed Form 8-K announcing its plan to repurchase up to 5% of its outstanding stock over a period of time in open market transaction.

                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date:       May 12, 2000               /s/ Robert L. Savage
     -------------------------------   President and Chief Executive Officer


Date:       May 12, 2000              /s/ Tommy A. Gardner
     -------------------------------  Vice President and Chief Financial Officer