Form 10QSB
period 2000-06-30
TRI COUNTY BANCORP INC
filed 2000-08-11
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB




(Mark One)  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE   ACT  OF  1934

For  the   quarterly   period   ended  June  30,  2000
                                      ------------------------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  transition  period  from                           to
                                   -----------------------    ------------------
Commission  file  number           0-22220
                         ---------------------------
                            TRI-COUNTY BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

     WYOMING
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)

83-0304855
--------------------------------------------------------------------------------
(I.R.S. Employer Identification No.)

2201 MAIN STREET,  TORRINGTON, WY 82240
--------------------------------------------------------------------------------
(Address of Principal Executive Offices) (Zip  Code)

Issuer's  Telephone  Number,  Including  Area Code  (307)  532-2111
                                                   -----------------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of August 11, 2000.

          Class                                             Outstanding
-------------------------------         ----------------------------------------
$.10 par value common stock                                 871,494

Transitional Small Business Disclosure Format (check one): Yes        No X

                        TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

                                          INDEX

         PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Financial
                  Condition as of June 30, 2000 and
                  December 31, 1999 (unaudited)........................3

                  Condensed Consolidated Statements of Operations
                  for the Three Months and Six Months Ended June 30, 2000
                  and 1999 (unaudited).................................4

                  Condensed Consolidated Statements of Stockholder's Equity for the Six Months Ended June 30, 2000
                  and 1999 (unaudited).................................5

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 2000
                  and 1999 (unaudited).................................6

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

         Item 4.  Submissions of Matters to a Vote of Security Holders18

         Item 5.  Other Information...................................18

         Item 6.  Exhibits and Reports on Form 8-K....................18


         SIGNATURES...................................................19

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                               June 30,     December
                                                                 2000       31, 1999
                                                             (unaudited)
                                                            ---------------------------
                          ASSETS

Cash and due from banks                                      $ 1,693,808   $ 1,187,935
Interest-bearing deposits with banks                             194,980     1,128,404
Securities available for sale, at fair value                  25,983,845    27,238,804
Securities held to maturity, market value of $7,368,827
     (2000) and $7,277,109(1999)                               7,363,686     7,237,691
Loans held for sale, at market value                              53,900             -
Loans receivable, net of allowance for loan losses of
     $463,895 (2000) and  $464,453 (1999)                     56,041,670    48,979,883
Accrued interest receivable                                      770,202       642,561
Bank property and equipment, net                               2,640,593     2,028,288
Other assets                                                     102,527        72,270
                                                                 -------        ------
                                               Total Assets  $94,845,211   $88,515,836
                                                             ===========   ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits                                              $ 1,587,447   $   997,117
Savings and NOW deposits                                      16,699,484    16,224,450
Time deposits                                                 36,478,493    34,587,587
                                                              ----------    ----------
                                             Total Deposits   54,765,424    51,809,154

Advance from Federal Home Loan Bank                           29,424,617    25,558,367
Accounts payable and accrued expenses                            327,906       370,245
Advances by borrowers for taxes and insurance                    123,326       115,691
Deferred income taxes                                            364,773       411,587
                                                                --------       -------
                                          Total Liabilities   85,006,046    78,265,044
                                                              ----------    ----------
Stockholders'Equity
     Preferred stock, $.10 par value, 5,000,000 shares
       authorized, none issued                                         -             -
     Common stock, 10,000,000 share of $.10 par value
       authorized, 1,557,345 (2000) and 1,548,611 (1999)
       shares issued                                             155,735       154,861
     Additional paid-in capital                                7,603,224     7,530,906
     Retained earnings - substantially restricted              9,684,064     9,663,761
     Unearned compensation relating to Employee Stock           (194,350)     (224,250)
     Ownership Plan
     Accumulated other comprehensive income                      143,205       272,904
     Treasury stock, 685,851 (2000) and 642,377 (1999)
       shares, at cost                                        (7,552,713)   (7,147,390)
                                                              ----------    ----------
                                 Total Stockholders' Equity    9,839,165    10,250,792
                                                               ---------    ----------
                 Total Liabilities and Stockholders' Equity  $94,845,211   $88,515,836

           See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                   2000      1999         2000       1999
                                                ----------------------------------------------
Interest Income
     Loans                                     $1,093,552   $891,685   $2,103,051   $1,767,197
     Securities available-for-sale                425,613    440,433      854,414      882,427
     Securities held-to-maturity                  145,814     83,993      292,393      173,551
     Other interest earning assets                  4,771     22,297       13,134       48,349
                                                    -----     ------       ------       ------
                     Total Interest Income      1,669,750  1,438,408    3,262,992    2,871,524
                                                ---------  ---------    ---------    ---------

Interest Expense
     Deposits                                     615,810    497,165    1,191,881      986,465
     Advances and other borrowings                444,745    330,438      822,065      653,582
                                                  -------    -------      -------      -------
                    Total Interest Expense      1,060,555    827,603    2,013,946    1,640,047
                                                ---------    -------    ---------    ---------
                       Net Interest Income        609,195    610,805    1,249,046    1,231,477
Provision for Credit Losses                             -          -            -            -
                                                  -------    -------    ---------    ---------
                 Net Interest Income After
               Provision for Credit Losses        609,195    610,805    1,249,046    1,231,477
                                                  -------    -------    ---------    ---------


Non-interest Income
     Gain on sale of loans                          6,384     15,988       15,615       26,408
     Gain(loss) on sale of available-for-sale
      securities                                        -          -       (6,158)       3,696
     Service charges on deposits                   41,870     30,390       77,622       61,586
     Other, net                                    15,065      7,852       25,370       13,086
                                                   ------      -----       ------       ------
                 Total Non-interest Income         63,319     54,230      112,449      104,776
                                                   ------     ------      -------      -------
Non-interest Expense
     Compensation and benefits                    329,442    218,001      612,543      423,575
     Occupancy and equipment                      109,100     82,517      194,629      165,681
     Federal deposit insurance premium              2,678      6,714        5,200       13,465
     Other, net                                   137,743     82,567      233,506      160,329
                                                  -------     ------      -------      -------
                Total Non-interest Expense        578,963    389,799    1,045,878      763,050
                                                  -------    -------    ---------      -------
              Earnings Before Income Taxes         93,551    275,236      315,617      573,203
Provision for Income Taxes                         30,500     92,400      103,700      192,600
                                                   ------     ------      -------      -------
                              Net Earnings        $63,051   $182,836     $211,917     $380,603
                                                  =======   ========     ========     ========

Earnings Per Common Share - Diluted                 $0.07      $0.19        $0.23        $0.40
                                                    =====      =====        =====        =====
       Cash Dividend Paid Per Common Share          $0.11      $0.11        $0.22        $0.22
                                                    =====      =====        =====        =====

           See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Six Months Ended June 30, 1999 and 2000
                                   (unaudited)

                                                                       Employee      Accumulated
                                              Additional                 Stock          Other
                                    Common     Paid-In     Retained    Ownership    Comprehensive     Treasury
                                    Stock      Capital     Earnings       Plan         Income          Stock        Total
                                 ---------------------------------------------------------------------------------------------
Balance - December 31, 1998        $152,043   $7,319,578  $9,260,742   ($284,050)      $1,106,701   ($7,134,347)  $10,420,667

  Net earnings                            -            -     380,603           -                -             -       380,603
  Other comprehensive income:
  Unrealized market adjustments,
    net of tax and
    reclassification adjustment                                                          (456,860)                   (456,860)
                                 ---------------------------------------------------------------------------------------------
         Comprehensive income             -            -     380,603           -         (456,860)            -       (76,257)

  Repayment of ESOP debt                  -            -           -      29,900                -             -        29,900
  Allocation of ESOP shares               -       40,509           -           -                -             -        40,509
  Dividends paid - cash                   -            -    (193,666)          -                -             -      (193,666)
  Stock options exercised               300       14,700           -           -                -             -        15,000
  Treasury stock purchased                -            -           -           -                -       (13,043)      (13,043)
                                   --------   ----------  ----------    --------         --------    ----------   -----------
Balance - June 30,1999             $152,343   $7,374,787  $9,447,679   ($254,150)        $649,841   ($7,147,390)  $10,223,110
                                   ========   ==========  ==========   =========         ========   ===========   ===========

Balance - December 31, 1999        $154,861   $7,530,906  $9,663,761   ($224,250)        $272,904   ($7,147,390)  $10,250,792

  Net earnings                            -            -     211,917           -                -             -       211,917
  Other comprehensive income:
  Unrealized market adjustments,
  net of tax and
  reclassification adjustment                                                            (129,699)                   (129,699)
                                 ---------------------------------------------------------------------------------------------
         Comprehensive income             -            -     211,917           -         (129,699)            -        82,218

  Repayment of ESOP debt                  -            -           -      29,900                -             -        29,900
  Allocation of ESOP shares               -       29,521           -           -                -             -        29,521
  Dividends paid - cash                   -            -    (191,614)          -                -             -      (191,614)
  Stock options exercised               874       42,797           -           -                -             -        43,671
  Treasury stock purchased                -            -           -           -                -      (405,323)     (405,323)
                                   --------   ----------  ----------    --------         --------    ----------    ----------
Balance - June 30, 2000            $155,735   $7,603,224  $9,684,064   ($194,350)        $143,205   ($7,552,713)   $9,839,165
                                   ========   ==========  ==========   =========         ========   ===========    ==========

            See notes to consolidated condensed financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                               2000          1999
                                                            --------------------------
Operating Activities
Net Income                                                     $211,917      $380,603
Adjustments to reconcile net income to net cash provided
(used) by operations
    Depreciation and amortization                                71,728        81,099
    Provision for deferred taxes                                 20,000        21,000
    Loss(Gain) on sale of securities available for sale           6,157        (3,696)
    Gain on sale of loans                                        (8,337)      (19,180)
    FHLB stock dividend received                                (61,300)      (65,800)
    Changes in assets and liabilities
       Origination of loans held for sale                    (1,108,839)   (1,695,265)
       Proceeds from sale of loans held for sale              1,063,276     1,792,666
       Accrued interest receivable                             (127,640)     (126,376)
       Other assets, net                                        (97,745)       92,113
       Other liabilities, net                                    54,666       139,352
                                                                 ------       -------
                            Net Cash Provided by Operations     $23,883      $596,516
                                                                -------      --------

Investing Activities
    Net loan originations and principal repayments on loans $(2,500,606)     $513,598
    Purchase of loans                                        (4,561,179)   (3,508,563)
    Activity in available for sale securities
       Sales proceeds                                           320,000     3,440,720
       Maturities, prepayments and calls                        789,080     4,811,173
       Purchases                                                      -    (9,499,420)
    Activity in hold to maturity securities
       Maturities, prepayments and calls                        868,617       860,106
       Purchases                                               (995,000)            -
    Investment in property and equipment                       (679,136)     (778,258)
                                                               --------      --------
                      Net Cash Used by Investing Activities $(6,758,224)  $(4,160,644)
                                                            -----------   -----------

Financing Activities
    Net increase in deposits                                 $2,956,271    $1,620,202
    Net increase in advances from borrowers for taxes and
    insurance                                                     7,635        19,446
    FHLB borrowings                                          22,315,000     5,500,000
    Repayment of FHLB advance                               (18,448,750)   (5,323,750)
    Payments received from ESOP                                  29,900        29,900
    Exercise of stock options                                    43,671        15,000
    Treasury stock purchased                                   (405,323)      (13,043)
    Cash dividends paid                                        (191,614)     (193,666)
                                                               --------      --------
                  Net Cash Provided by Financing Activities  $6,306,790    $1,654,089

                      Decrease in Cash and Cash Equivalents   $(427,551)  $(1,910,039)

Cash and cash equivalents - beginning of period              $2,316,339    $3,365,044

Cash and cash equivalents - end of period                    $1,888,788    $1,455,005

Cash and due from banks                                      $1,693,808      $411,752
Interest-bearing deposits with banks                            194,980     1,043,253
                                                                -------     ---------
                                                             $1,888,788    $1,455,005
                                                             ==========    ==========
Supplemental Disclosure of Cash Flow Information
    Cash paid for:
       Interest expense                                      $1,957,069    $1,652,937
                                                             ==========    ==========

       Income taxes                                            $197,900      $185,400
                                                               ========      ========

           See notes to consolidated condensed financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)



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

The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results which may be expected for the year ending December 31, 2000 or any other period.

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

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. The Company's only item of other comprehensive income is the unrealized gain (loss) on securities available for sale, which is reported net of tax effect. The following schedule reflects the unrealized holding gains arising during the periods ended June 30, 2000 and 1999.

                                                                Before-Tax  Tax Benefit  Net-of-Tax
                                                                  Amount    or(Expense)   Amount
                                                                ------------------------------------
For the Six Months ended June 30, 1999
   Accumulated  Comprehensive Income - Dec. 31, 1998            $1,676,820    ($570,119)  $1,106,701
     Unrealized  hold  gains(losses) arising during the period    (695,908)     236,609     (459,299)
     Gain(Loss) reclassification  adjustment for gains
       (losses) realized in net earnings                             3,696       (1,257)       2,439
                                                                     -----       ------        -----
   Accumulated  Comprehensive Income - June 30, 1999              $984,608    ($334,767)    $649,841
                                                                  ========    =========     ========
For the Six Months ended June 30, 2000
  Accumulated  Comprehensive Income - Dec. 31, 1999               $413,491    ($140,587)    $272,904
    Unrealized hold gains(losses) arising during the period       (190,356)      64,721     (125,635)
    Gain(Loss)   reclassification  adjustment for gains
      (losses) realized in net earnings                             (6,157)       2,093       (4,064)
                                                                    ------        -----       ------
   Accumulated  Comprehensive Income - June 30, 2000              $216,978     ($73,773)    $143,205
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


CHANGES IN FINANCIAL CONDITION

ASSETS

Total assets of the Bank increased by $6.33 million or 7.15% during the first half of 2000. The increase was primarily the result of increases in loans receivable and bank property and equipment which more than offset decreases in interest earning deposits and securities available for sale.

Securities available for sale decreased by $1.25 million during the six months ended June 30, 2000. The Bank redeemed shares in a mutual fund totaling $326,000, principal payments and prepayments of $789,000 were received on mortgage-backed securities and the market value of the portfolio decreased by $197,000.

Securities held to maturity increased by $126,000 during the first half of 2000. The increase was the result of the purchase of an agency security totaling $995,000 which more than offset principal payments and prepayments of $869,000 on the Bank's portfolio of mortgage-backed securities.

Loans receivable increased $7.06 million during the six months ended June 30, 2000. During this period the Bank originated or purchased portfolio residential mortgage loans totaling $8.58 million, non-residential mortgage loans totaling $1.61 million, consumer loans totaling $2.27 million, and commercials loan totaling $2.70 million. During the same period the Bank received scheduled principal payments and prepayments totaling $7.07 million on its loan portfolio. Of the total mortgage loans originated or purchased during the year, $7.37 million were adjustable rate and $2.15 million were fixed rate loans. Because of a lack of demand for certain types of loans in the Bank's primary lending area, purchased loans totaled 45% of mortgage lending during the period. The majority of purchased loans are residential and non-residential real estate loans in Colorado and Idaho mountain resort communities and non-residential real estate loans along the front range of Colorado. Purchased loans are subjected to the same underwriting standards and loan terms as those originated by the Bank for its portfolio.

Bank property and equipment increased by $612,000 and was primarily the result of the completion of a new branch bank located in Cheyenne, Wyoming. The total cost of the facility was $1.35 million and the opening date was April 3, 2000.

LIABILITIES

Deposit balances increased by $2.96 million or 5.71% from $51.81 million at December 31, 1999 to $54.77 million at June 30, 2000. The increase consisted of increases of $590,000, $475,000, and $1.89 million in demand deposits, savings and NOW deposits, and time deposits, respectively.

Advances from the Federal Home Loan Bank ("FHLB") increased $3.87 million during the first half of 2000. The advances are a supplement to the Bank's retail deposits and were used to fund loan originations and to purchase loans and investment securities.

Deferred income taxes decreased by $47,000 during the year and was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available for sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities decreased $197,000 during the period, which resulted in a decrease in deferred income taxes.

STOCKHOLDERS' EQUITY

Overall, stockholders' equity decreased $412,000 during the first half of 2000.

The increase in additional paid-in capital of $72,000 was caused, in part, by the application of an accounting standard which requires charging current expense for the fair value of shares of stock committed to be released by the Bank's Employee Stock Ownership Plan and crediting the difference between the fair value and the cost of the shares to paid-in capital which resulted in an increase of $30,000. Also, directors and officers of the Bank exercised stock options on 8,734 shares, which increased additional paid-in capital by $43,000.

The increase in retained earnings was the result of net earnings totaling $212,000 which more than offset the decrease in retained earnings caused by the payments of dividends of $0.22 per share totaling $192,000.

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified available for sale to be shown as a separate component of stockholders' equity in an amount, which is net of deferred income taxes. The market value of securities classified as available for sale decreased during the first six months of 2000 and resulted in a decrease, net of deferred income tax, of $130,000 in stockholder's equity.

The increase in treasury stock of $405,000 was the result of the repurchase of 43,474 shares during the first six months of 2000 at an average price of $9.323 per share.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

NET INCOME

Net income decreased $120,000 during the quarter ended June 30, 2000 when compared to 1999. Net interest income decreased by $2,000, non-interest income increased by $9,000 and non-interest expense increased by $189,000. The provision for income taxes decreased by $62,000.

INTEREST INCOME

Interest income from loans increased $202,000 or 22.64% for the quarter ended June 30, 2000. The increase was the result of an increase in the average balance of loans outstanding of $9.86 million and a small increase in the yield from 8.00% to 8.03%.

The decrease of $15,000 in interest and dividends on securities available for sale was the result of a decrease in the average balance of securities of $3.00 million which more than offset an increase in the average yield on the portfolio from 6.05% to 6.53%. The increase in yield was primarily the result of an increase in yield on mortgage-backed securities with adjustable interest rates held in the portfolio.

Interest on securities held to maturity increased $62,000 and was caused primarily by an increase in the average balance of the portfolio of $2.87 million and a slight increase in the yield on the portfolio from 7.42% to 7.89%. The increase in yield was primarily the result of the purchase of securities with yields greater than the yield on the existing portfolio and an increase in yield on mortgage-backed securities with adjustable interest rates held in the portfolio.

The decrease in income from other interest-earning assets of $18,000 was primarily caused by a decrease in the average balance of these assets that more than offset an increase in the yield on these assets. This category of assets consists primarily of interest-earning demand deposits held at FHLB.

INTEREST EXPENSE

Interest expense on deposits increased $119,000 during the second quarter of 2000 when compared to the second quarter of 1999. This increase was the result of an increase in the average cost of deposits from 4.27% to 4.70% and an increase of $5.80 million in the average balance of deposits.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to supplement retail deposits and to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $4.38 million greater during the second quarter of 2000 than in 1999 and the average cost of the borrowings increased from 5.50% to 6.28% which resulted in an increase of $115,000 in interest expense.

PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the quarter ended June 30, 2000. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $464,000 at quarter-end. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME

Total non-interest income increased by $9,000 during the three-month period ended June 30, 2000 when compared to 1999.

The decrease in the gain on sale of loans of $10,000 was the result of a decrease in the dollar amount of loans sold.

Service charges on deposits increased $11,000 mainly because of an increase in chargeable events and an increase in November of 1999 in the amount of the Non-Sufficient Funds ("NSF") charge.

The increase in other income of $7,000 was the result of increases in loan servicing fees, Automated Teller Machine surcharges, and the sale of collectible coins and credit life and disability insurance.

NON-INTEREST EXPENSE

Overall, non-interest expense increased $189,000 during the quarter ended June 30, 2000.

Compensation and benefits increased by $111,000 in 2000 and was primarily caused by the hiring of additional personnel to staff the Bank's new branch in Cheyenne.

Occupancy and equipment expense increased by $27,000 during the period and was primarily caused by the increases in depreciation and data processing charges related to the opening of the Bank's new branch in Cheyenne.

Other expenses increased by $55,000 when compared to the same period of the previous year. The increase in expenses was mainly caused by increased marketing expenses, additional travel expenses and the purchase of miscellaneous supplies in connection with the opening of the Bank's Cheyenne branch.

As previously mentioned, the Bank opened a third office in Cheyenne, Wyoming. The additional office is expected to enhance the long-term growth of the Company but is expected to increase overhead expenses significantly for the near future. As with any start-up, this office cannot be expected to produce a profit until a deposit base sufficient to support the operation can be generated.

INCOME TAXES

The provision for income taxes decreased by $62,000. The main reason for the decrease in income taxes was the decrease in income before taxes of $182,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

NET INCOME

Net income decreased $169,000 during the six months ended June 30, 2000 when compared to the first six months of 1999. Net interest income increased by $18,000, non-interest income increased by $8,000 and non-interest expense increased by $283,000. The provision for income taxes decreased by $89,000.

INTEREST INCOME

Interest income from loans increased $336,000 or 19.00% for the six months ended June 30, 2000. The increase was the result of an increase in the average balance of loans outstanding of $8.64 million which more than offset a small decrease in the yield from 8.05% to 8.01%.

The decrease of $28,000 in interest and dividends on securities available for sale was the result of a decrease in the average balance of securities of $3.00 million which more than offset an increase in the average yield on the portfolio from 6.02% to 6.49%. The increase in yield was primarily the result of an increase in yield on mortgage-backed securities with adjustable interest rates held in the portfolio.

Interest on securities held to maturity increased $119,000 and was caused primarily by an increase in the average balance of the portfolio of $2.78 million and an increase in the yield on the portfolio from 7.43% to 7.83%. The increase in yield was primarily the result of the purchase of securities with yields greater than the yield on the existing portfolio and an increase in yield on mortgage-backed securities with adjustable interest rates held in the portfolio.

The decrease in income from other interest-earning assets of $35,000 was primarily caused by a decrease in the average balance of these assets that more than offset an increase in the yield on these assets. This category of assets consists primarily of interest-earning demand deposits held at FHLB.

INTEREST EXPENSE

Interest expense on deposits increased $205,000 during the first half of 2000 when compared to the first half of 1999. This increase was the result of an increase in the average cost of deposits from 4.27% to 4.64% and an increase of $5.24 million in the average balance of deposits.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to supplement retail deposits and to purchase financial instruments that yield a slightly higher return than the rate charged on the advances. The average balance of these borrowings was $3.60 million greater during the second half of 2000 than in 1999 and the average cost of the borrowings increased from 5.47% to 5.98% which resulted in an increase of $168,000 in interest expense.

PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the six-month period ended June 30, 2000. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $464,000 at quarter-end. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME

Total non-interest income increased by $8,000 during the six-month period ended June 30, 2000 when compared to 1999.

The decrease in the gain on sale of loans of $11,000 was the result of a decrease in the dollar amount of loans sold.

The Bank sold available for sale securities in the previous year and recognized a gain of $4,000 while securities sold in the current year produced a loss of $6,000.

Service charges on deposits increased $16,000 mainly because of an increase in chargeable events and an increase in November of 1999 in the amount of the NSF charge.

The increase in other income of $12,000 was the result of increases in loan servicing and document preparation fees, Automated Teller Machine surcharges, and the sale of collectible coins and credit life and disability insurance.

NON-INTEREST EXPENSE

Overall, non-interest expense increased $283,000 during the six-month period ended June 30, 2000.

Compensation and benefits increased by $189,000 in 2000 and was primarily caused by the hiring of additional personnel to staff the Bank's new branch in Cheyenne and to enable the Bank to originate commercial and agricultural loans.

Occupancy and equipment expense increased by $29,000 during the period and was primarily caused by the increases in depreciation, data processing charges, utilities and taxes related to the opening of the Bank's new branch in Cheyenne.

Other expenses increased by $73,000 when compared to the same period of the previous year. The increase in expenses was mainly caused by increased marketing expenses, additional travel expenses and the purchase of miscellaneous supplies in connection with the opening of the Bank's Cheyenne branch.

As previously mentioned, the Bank opened a third office in Cheyenne, Wyoming. The additional office is expected to enhance the long-term growth of the Company but is expected to increase overhead expenses significantly for the near future. As with any start-up, this office cannot be expected to produce a profit until a deposit base sufficient to support the operation can be generated.

INCOME TAXES

The provision for income taxes decreased by $89,000. The main reason for the decrease in income taxes was the decrease in income before taxes of $258,000.

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

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, sales and maturities of investments and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in short-term time deposits that provide liquidity to meet lending requirements. Interest-bearing deposits at June 30, 2000 amounted to $194,980. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:

                                                         6 Months Ended June 30,
                                                              (in thousands)
                                                         -----------------------
                                                                 2000   1999

         Cash and cash equivalents at beginning of year       $ 2,316   $ 3,365
                                                              -------   -------
          OPERATING ACTIVITIES:
         Net Income                                             $ 212      $381
           Adjustments to reconcile net income to
           net cash provided by operation activities             (188)      216
                                                                 ----       ---
         Net cash provided (used) by operating activities         $24      $597
         Net cash used by investing activities                 (6,758)   (4,161)
         Net cash provided by financing activities              6,307     1,654
                                                                -----     -----
         Net increase (decrease) in cash and cash equivalents  $ (427)  $(1,910)
                                                               ------   -------
         Cash and cash equivalents at end of  period          $ 1,889   $ 1,455
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

The Bank anticipates it will have sufficient funds available to meet its current loan commitments. At June 30, 2000, the Bank had outstanding commitments of $3,178,827. Certificates of deposit scheduled to mature in one year or less at June 30, 2000 totaled $30,434,737. Based on past experience, Management believes that a substantial portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at June 30, 2000, as compared to the minimum regulatory requirements:


                                                                               To Be Well
                                                                        Capitalized Under
                                                          For Capital   Prompt Corrective
                                            Actual  Adequacy Purposes   Action Provisions
                                  -------------------------------------------------------
                                    Dollars  Ratio   Dollars    Ratio      Dollars  Ratio
June 30, 2000
Total Equity Capital
    (to risk-weighted assets)        $8,635  18.4%    $3,752     8.0%       $4,690  10.0%
Tier 1 Capital
   (to risk-weighted assets)         $8,489  18.1%    $1,876     4.0%       $2,814   6.0%
Tier 1 Capital
   (to adjusted total assets)        $8,489   9.0%    $3,778     4.0%       $4,723   5.0%


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

                               PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

      Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2000. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


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


Item 5.     Other Information

      Not Applicable


Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits
            Exhibit 11:  Statement regarding computation of earnings per share.
            Exhibit 27:  FDS (in electronic filing only)

      (b)   Reports on Form 8-K
            On July 5, 2000 the Registrant filed Form 8-K informing stockholders of the expected decrease in second quarter earnings because of the new branch office.

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date:       August 11, 2000       /s/ Robert L. Savage
     -------------------------        President and Chief Executive Officer



Date:       August 11, 2000       /s/ Tommy A. Gardner
     -------------------------        Vice President and Chief Financial Officer