Form 10QSB
period 2000-09-30
TRI COUNTY BANCORP INC
filed 2000-11-13
CIK 908475

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


(Mark One)  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE   ACT  OF  1934

For  the   quarterly   period   ended  September  30,  2000
                                      ------------------------------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2000.

          Class                                             Outstanding
-------------------------------         ----------------------------------------
$.10 par value common stock                                 875,494

Transitional Small Business Disclosure Format (check one): Yes        No X

                         TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

         PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Financial
                  Condition as of September 30, 2000 and
                  December 31, 1999 (unaudited).............................3

                  Condensed Consolidated Statements of Operations
                  for the Three Months and Nine Months Ended
                  September 30, 2000 and 1999 (unaudited)...................4

                  Condensed Consolidated Statements of Stockholder's Equity for the Nine Months Ended September 30, 2000
                  and 1999 (unaudited)......................................5

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 2000
                  and 1999 (unaudited)......................................6

                  Notes to Condensed Consolidated Financial Statements......7

         Item 2.  Management's Discussion and Analysis or Plan
                  of Operation..............................................9


         PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings........................................17

         Item 2.  Changes in Securities....................................17

         Item 3.  Default Upon Senior Securities...........................17

         Item 4.  Submissions of Matters to a Vote of Security Holders.....17

         Item 5.  Other Information........................................17

         Item 6.  Exhibits and Reports on Form 8-K.........................17


         SIGNATURES........................................................18

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                                 September 30,  December 31,
                                                                      2000         1999
                                                                        (unaudited)
                                                                ---------------------------
                        ASSETS
    Cash and due from banks                                    $ 1,286,004     $ 1,187,935
    Interest-bearing deposits with banks                           362,774       1,128,404
    Securities available for sale, at fair value                26,150,273      27,238,804
    Securities held to maturity, market value of
    $7,252,142 (2000) and $7,277,109 (1999)                      7,201,859       7,237,691
    Loans held for sale, at market value                            88,227               -
    Loans receivable, net of allowance for loan losses of
    $464,000 (2000) and $464,453 (1999)                         58,766,590      48,979,883
    Accrued interest receivable                                    869,396         642,561
    Bank property and equipment                                  2,712,412       2,028,288
    Other assets                                                    91,821          72,270
                                                                    ------          ------
                                              Total Assets     $97,529,356     $88,515,836
                                                               ===========     ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY

    Demand deposits                                            $ 1,461,195     $   997,117
    Savings and NOW deposits                                    16,486,457      16,224,450
    Time deposits                                               36,493,222      34,587,587
                                                                ----------      ----------
                                            Total Deposits      54,440,874      51,809,154

    Advance from Federal Home Loan Bank                         31,712,742      25,558,367
    Accounts payable and accrued expenses                          349,856         370,245
    Advances by borrowers for taxes and insurance                  149,707         115,691
    Deferred income taxes                                          588,958         411,587
                                                                   -------         -------
                                         Total Liabilities      87,242,137      78,265,044
                                                                ----------      ----------
    Stockholders' Equity
       Preferred stock, $.10 par value, 5,000,000 shares
         authorized, none issued                                         -               -
       Common stock, 10,000,000 share of $.10 par value
         authorized, 1,561,345 (2000) and
         1,548,611 (1999) shares issued                            156,135         154,861
       Additional paid-in capital                                7,636,346       7,530,906
       Retained earnings - substantially restricted              9,665,932       9,663,761
       Unearned compensation relating to Employee Stock
         Ownership Plan                                           (179,400)       (224,250)
       Accumulated other comprehensive income                      560,919         272,904
       Treasury stock, 685,851 (2000) and 642,377 (1999)
         shares, at cost                                        (7,552,713)     (7,147,390)
                                                                ----------      ----------
                                Total Stockholders' Equity      10,287,219      10,250,792
                                                                ----------      ----------
                Total Liabilities and Stockholders' Equity     $97,529,356     $88,515,836
                                                               ===========     ===========

                 See notes to condensed consolidated financial statements.

                     TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                                      Three Months Ended              Nine Months Ended
                                                           Sept. 30,                       Sept. 30,
                                                     2000            1999            2000            1999
                                                -------------------------------------------------------------
Interest Income
     Loans                                       $1,227,915    $  933,777        $3,330,965      $2,700,684
     Securities available for sale                  421,152       450,443         1,275,566       1,333,059
     Securities held to maturity                    143,640       106,157           436,033         279,708
     Other interest earning assets                    4,085         6,674            17,219          55,024
                                                      -----         -----            ------          ------
                    Total Interest Income         1,796,792     1,497,051         5,059,783       4,368,475
                                                  ---------     ---------         ---------       ---------
Interest Expense
     Deposits                                       678,342       507,461         1,870,223       1,493,926
     Advances and other borrowings                  505,183       363,465         1,327,248       1,017,048
                                                    -------       -------         ---------       ---------
                   Total Interest Expense         1,183,525       870,926         3,197,471       2,510,974
                                                  ---------       -------         ---------       ---------
                      Net Interest Income           613,267       626,125         1,862,312       1,857,501
                                                    -------       -------         ---------       ---------
Provision for credit losses                               -             -                 -               -
                                                    -------       -------         ---------       ---------
      Net Interest Income After Provision
                        for Credit Losses           613,267       626,125         1,862,312       1,857,501
                                                    -------       -------         ---------       ---------
Non-interest Income
     Gain on sale of loans                            3,114         9,060            18,729          35,468
     Gain (loss) on sale of
       available-for-sale securities                      -             -            (6,157)          3,696
     Service charges on deposits                     42,585        35,560           120,207          97,147
     Other, net                                      16,586         9,557            41,956          22,305
                                                     ------         -----            ------          ------
                Total Non-interest Income            62,285        54,177           174,735         158,616
                                                     ------        ------           -------         -------
Non-interest Expense
     Compensation and benefits                      338,341       256,482           950,885         680,057
     Occupancy and equipment                        110,521        80,080           305,150         245,761
     Federal deposit insurance premium                2,665         6,718             7,864          20,183
     Other, net                                      98,252        85,866           331,758         242,490
                                                     ------        ------           -------         -------
               Total Non-interest Expense           549,779       429,146         1,595,657       1,188,491
                                                    -------       -------         ---------       ---------
             Earnings Before Income Taxes           125,773       251,156           441,390         827,626
Provision for Income Taxes                           47,600        81,940           151,300         275,640
                                                     ------        ------           -------         -------
                             Net Earnings        $   78,173    $  169,216        $  290,090      $  551,986
                                                 ==========    ==========        ==========      ==========
Earnings Per Common Share - Diluted                   $0.09         $0.20             $0.32           $0.59
                                                      =====         =====             =====           =====
      Cash Dividend Paid Per Common Share             $0.11         $0.11             $0.33           $0.33
                                                      =====         =====             =====           =====

            See notes to condensed consolidated financial statements.

                                        TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  For the Nine Months Ended September 30, 1999 and 2000
                                                       (unaudited)

                                                                                 Employee   Accumulated
                                                       Additional                  Stock       Other
                                              Common    Paid-In     Retained    Ownership  Comprehensive   Treasury
                                               Stock    Capital     Earnings       Plan        Income        Stock        Total
                                            ----------------------------------------------------------------------------------------
Balance - December 31, 1998                  $152,043  $7,319,578  $9,260,742  ($284,050)   $1,106,701    ($7,134,347)  $10,420,667

Net earnings                                        -           -     551,986          -             -              -       551,986
Other comprehensive income:
  Unrealized market adjustments, net of
    tax and reclassification adjustment                                                       (625,527)                    (625,527)
                                            ----------------------------------------------------------------------------------------
          Comprehensive income                      -           -     551,986          -      (625,527)             -       (73,541)
                                            ----------------------------------------------------------------------------------------
Repayment of ESOP debt                              -           -           -     44,850             -              -        44,850
Allocation of ESOP shares                           -      60,033           -          -             -              -        60,033
Dividends paid - cash                               -           -    (291,677)         -             -              -      (291,677)
Stock options exercised                         1,297      63,553           -          -             -              -        64,850
Treasury stock purchased                            -           -           -          -             -        (13,043)      (13,043)
                                             --------  ----------  ----------  ---------      --------    -----------   -----------
Balance - September 30, 1999                 $153,340  $7,443,164  $9,521,051  ($239,200)     $481,174    ($7,147,390)  $10,212,139
                                             ========  ==========  ==========  =========      ========    ===========   ===========

Balance - December 31, 1999                  $154,861  $7,530,906  $9,663,761  ($224,250)     $272,904    ($7,147,390)  $10,250,792

Net earnings                                        -           -     290,090          -             -              -       290,090
Other comprehensive income:
   Unrealized market adjustments, net of
     tax and reclassification adjustment                                                       288,015                      288,015
                                            ----------------------------------------------------------------------------------------
          Comprehensive income                      -           -     290,090          -       288,015              -       578,105
                                            ----------------------------------------------------------------------------------------
Repayment of ESOP debt                              -           -           -     44,850             -              -        44,850
Allocation of ESOP shares                           -      43,044           -          -             -              -        43,044
Dividends paid - cash                               -           -    (287,918)         -             -              -      (287,918)
Stock options exercised                         1,272      62,397           -          -             -              -        63,669
Treasury stock purchased                            -           -           -          -             -       (405,323)     (405,323)
                                             --------  ----------  ----------  ---------      --------       --------      --------
Balance - September 30, 2000                 $156,133  $7,636,347  $9,665,933  ($179,400)     $560,919    ($7,552,713)  $10,287,219
                                             ========  ==========  ==========  =========      ========    ===========   ===========

           See notes to condensed consolidated financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             Nine Months Ended
                                                               September 30,

                                                              2000        1999
                                                           -------------------------
Operating Activities

Net Income                                                   $290,090     $551,986
Adjustments to reconcile net income to net cash provided
    (used) by operations
  Depreciation and amortization                               101,415      115,787
  Provision for deferred taxes                                 29,000       29,998
  Loss (Gain) on sale of securities available for sale          6,157       (3,696)
  Gain on sale of loans                                       (10,509)     (24,567)
  FHLB stock dividend received                                (93,100)     (99,000)
  Changes in assets and liabilities
    Origination of loans held for sale                       (838,966)  (2,767,195)
    Proceeds from sale of loans held for sale                 761,248    2,668,196
    Accrued interest receiveable                             (226,836)    (202,373)
    Other assets, net                                         (76,536)     132,926
    Other liabilities, net                                     79,637       30,153
                                                               ------       ------
             Net Cash Provided (Used) by Operations           $21,600     $432,215
                                                              -------     --------
Investing Activities

Net loan originations and principal repayments on loans     $(629,527)   $(642,301)
Purchase of loans                                          (9,157,178)  (4,297,922)
Activity in available for sale securities
  Sales proceeds                                              320,000    3,440,720
  Maturities, prepayments and calls                         1,284,940    5,845,007
  Purchases                                                         -   (9,499,419)
Activity in hold to maturity securities
  Maturities, prepayments and calls                         1,030,424    1,167,112
  Purchases                                                  (995,000)  (2,998,975)
  Investment in property and equipment                       (778,211)    (989,712)
                                                             --------     --------
   Net Cash Provided (Used) by Investing Activities       $(8,924,552) $(7,975,490)
                                                          -----------  -----------
Financing Activities
Net increase (decrease) in deposits                        $2,631,720   $1,817,045
Net increase (decrease) in advances from borrowers for
  taxes and insurance                                          34,016       44,388
FHLB borrowings                                            29,715,000   10,200,000
Repayment of FHLB advance                                 (23,560,625)  (6,035,625)
Payments received from ESOP                                    44,850       44,850
Exercise of stock options                                      63,670       64,850
Treasury stock purchased                                     (405,323)     (13,043)
Cash dividends paid                                          (287,917)    (291,678)
                                                             --------     --------
   Net Cash Provided (Used) by Financing Activities        $8,235,391   $5,830,787
                                                           ----------   ----------
   Increase (Decrease) in Cash and Cash Equivalents         $(667,561) $(1,712,488)

Cash and cash equivalents - beginning of period            $2,316,339   $3,365,044
                                                           ----------    ---------
Cash and cash equivalents - end of period                  $1,648,778   $1,652,556
                                                           ==========   ==========
Cash and due from banks                                    $1,286,004   $1,242,346
Interest-bearing deposits with banks                          362,774      410,210
                                                              -------      -------
                                                           $1,648,778   $1,652,556
                                                           ==========   ==========
Supplemental Disclosure of Cash Flow Information
Cash paid for:
     Interest expense                                      $3,277,156   $2,507,359
                                                           ==========   ==========
     Income taxes                                            $238,900     $255,400
                                                             ========     ========

           See notes to consolidated condensed financial statements.

                    TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (unaudited)

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

The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results which may be expected for the year ending December 31, 2000 or any other period.

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

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. The Company's only item of other comprehensive income is the unrealized gain (loss) on securities available for sale, which is reported net of tax effect. The following schedule reflects the unrealized holding gains arising during the periods ended September 30, 2000 and 1999.

                                                                     Before-Tax   Tax Benefit   Net-of-Tax
                                                                       Amount     or (Expense)    Amount
                                                                     ----------   ------------  ----------
For the Nine Months ended September 30, 1999

Accumulated Comprehensive Income - Dec. 31, 1998                     $1,676,820   ($570,119)    $1,106,701
  Unrealized hold gains (losses) arising during the period             (951,465)    323,499       (627,966)
  Gain (Loss)  reclassification  adjustment for gains
    (losses) realized in net earnings                                     3,696      (1,257)         2,439
                                                                          -----      ------          -----
Accumulated  Comprehensive  Income  -  September 30, 1999              $729,051   ($247,877)      $481,174
                                                                       ========   =========       ========

For the Nine Months ended September 30, 2000

Accumulated Comprehensive Income - Dec. 31, 1999                       $413,491   ($140,587)      $272,904
  Unrealized hold gains (losses) arising during the period              442,543    (150,464)       292,079
  Gain (Loss)  reclassification  adjustment for for gains
    (losses) realized in net earnings                                    (6,157)      2,093         (4,064)
                                                                         ------       -----         ------
Accumulated  Comprehensive  Income  -  September 30, 2000              $849,877   ($288,958)      $560,919
                                                                       ========   =========       ========

On June 15, 1998, the financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, effective for fiscal years beginning after June 15, 2000, establishes a new model for accounting for derivatives and hedging activities. Upon the Statement's initial application, all derivative instruments are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. FASB also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 138 will be adopted concurrently with SFAS No. 133 on January 1, 2001. Company management does not expect the adoption of SFAS No 133 and 138 to have a material impact on the financial statements.

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

CHANGES IN FINANCIAL CONDITION

ASSETS

Total assets of the Bank increased by $9.01 million or 10.18% during the first nine months of 2000. The increase was primarily the result of increases in loans receivable and bank property and equipment which more than offset decreases in interest earning deposits and securities available for sale.

Securities available for sale decreased by $1.09 million during the nine months ended September 30, 2000. The Bank redeemed shares in a mutual fund totaling $326,000 and principal payments and prepayments of $1.28 million were received on mortgage-backed securities which more than offset an increase of $436,000 in the market value of the portfolio.

Securities held to maturity decreased by $36,000 during the first nine months of 2000. The decrease was the result of the receipt of principal payments and prepayments of $1.03 million on the Bank's portfolio of mortgage-backed securities, which more than offset the purchase of an agency security totaling $995,000.

Loans receivable increased $9.79 million or 19.98% during the nine months ended September 30, 2000. During this period the Bank originated or purchased portfolio residential mortgage loans totaling $12.57 million, non-residential mortgage loans totaling $1.72 million, consumer loans totaling $3.41 million, and commercial loans totaling $3.87 million. During the same period the Bank received scheduled principal payments and prepayments totaling $11.54 million on its loan portfolio. Of the total mortgage loans originated or purchased during the year, $9.58 million were adjustable rate and $4.71 million were fixed rate loans. Because of a lack of demand for certain types of loans in the Bank's primary lending area, purchased loans totaled 41% of total lending during the period. The majority of purchased loans are residential and non-residential real estate loans in Colorado and Idaho mountain resort communities and non-residential real estate loans along the front range of Colorado. Purchased loans are subjected to the same underwriting standards and loan terms as those originated by the Bank for its portfolio.

Bank property and equipment increased by $684,000 and was primarily the result of the completion of a new branch bank located in Cheyenne, Wyoming. The total cost of the facility was $1.35 million and the opening date was April 3, 2000.

LIABILITIES

Total liabilities of the Bank increased $8.98 million or 11.47% during the first nine months of 2000. Increases of $2.63 and $6.15 million in deposits and Federal Home Loan Bank advances primarily caused the increase, respectively.

Deposit balances increased by $2.63 million or 5.08% from $51.81 million at December 31, 1999 to $54.44 million at September 30, 2000. The increase consisted of increases of $464,000, $262,000, and $1.91 million in demand deposits, savings and NOW deposits, and time deposits, respectively.

Advances from the Federal Home Loan Bank ("FHLB") increased $6.15 million during the first nine months of 2000. The advances are a supplement to the Bank's retail deposits and were primarily used to fund loan originations and purchases.

Deferred income taxes increased by $177,000 during the year and was mainly the result of the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires unrealized gains and losses on available for sale securities to be reported, net of deferred income taxes, as a separate component of stockholders' equity. The market value of these securities increased $436,000 during the period, which resulted in an increase in deferred income taxes.

STOCKHOLDERS' EQUITY

Overall, stockholders' equity increased $36,000 during the first nine months of 2000.

The increase in additional paid-in capital of $105,000 was caused, in part, by the application of an accounting standard which requires charging current expense for the fair value of shares of stock committed to be released by the Bank's Employee Stock Ownership Plan and crediting the difference between the fair value and the cost of the shares to paid-in capital which resulted in an increase of $43,000. Also, directors and officers of the Bank exercised options on 12,734 shares of common stock, which increased additional paid-in capital by $62,000.

The increase in retained earnings was the result of net earnings totaling $290,000 which offset the decrease in retained earnings caused by the payments of dividends of $0.33 per share totaling $288,000.

As discussed earlier, SFAS No. 115 requires unrealized gains and losses on securities classified available for sale to be shown as a separate component of stockholders' equity in an amount, which is net of deferred income taxes. The market value of securities classified as available for sale increased during the first nine months of 2000 and resulted in an increase, net of deferred income tax, of $288,000 in stockholder's equity.

The increase in treasury stock of $405,000 was the result of the repurchase of 43,474 shares during the first nine months of 2000 at an average price of $9.323 per share.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET INCOME

Net income decreased $91,000 during the quarter ended September 30, 2000 when compared to 1999. Net interest income decreased by $13,000, non-interest income increased by $8,000 and non-interest expense increased by $121,000. The provision for income taxes decreased by $34,000.

INTEREST INCOME

Interest income from loans increased $294,000 or 31.50% for the quarter ended September 30, 2000. The increase was the result of an increase in the average balance of loans outstanding of $12.02 million and an increase in the yield from 7.92% to 8.30%.

The decrease of $29,000 in interest and dividends on securities available for sale was the result of a decrease in the average balance of securities of $2.68 million, which more than offset an increase in the average yield on the portfolio from 6.33% to 6.54%. The increase in yield was primarily the result of an increase in yield on mortgage-backed securities with adjustable interest rates held in the portfolio.

Interest on securities held to maturity increased $37,000 and was caused primarily by an increase in the average balance of the portfolio of $966,000 and an increase in the yield on the portfolio from 6.74% to 7.93%. The increase in yield was primarily the result of the purchase of securities with yields greater than the yield on the existing portfolio and an increase in yield on mortgage-backed securities with adjustable interest rates held in the portfolio.

The decrease in income from other interest-earning assets of $3,000 was primarily caused by a decrease in the average balance of these assets that more than offset an increase in the yield on these assets. This category of assets consists primarily of interest-earning demand deposits held at FHLB.

INTEREST EXPENSE

Interest expense on deposits increased $171,000 during the third quarter of 2000 when compared to the third quarter of 1999. This increase was the result of an increase in the average cost of deposits from 4.33% to 5.10% and an increase of $6.33 million in the average balance of deposits.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to supplement retail deposits. The average balance of these borrowings was $4.85 million greater during the third quarter of 2000 than in 1999 and the average cost of the borrowings increased from 5.47% to 6.44%, which resulted in an increase of $142,000 in interest expense.

PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the quarter ended September 30, 2000. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $464,000 at quarter-end. While the Bank maintains its allowance for loan losses at a level, which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME

Total non-interest income increased by $8,000 during the three-month period ended September 30, 2000 when compared to the same period of 1999.

The decrease in the gain on sale of loans of $6,000 was the result of a decrease in the dollar amount of loans sold.

Service charges on deposits increased $7,000 mainly because of an increase in chargeable events and an increase in November of 1999 in the amount of the Non-Sufficient Funds ("NSF") charge.

The increase in other income of $7,000 was the result of increases in loan servicing fees, Automated Teller Machine surcharges, and the sale of collectible coins and credit life and disability insurance.

NON-INTEREST EXPENSE

Overall, non-interest expense increased $121,000 during the quarter ended September 30, 2000.

Compensation and benefits increased by $82,000 in 2000 and was primarily caused by the hiring of additional personnel to staff the Bank's new branch in Cheyenne.

Occupancy and equipment expense increased by $30,000 during the period and was primarily caused by the increases in depreciation and data processing charges related to the opening of the Bank's new branch in Cheyenne.

Other expenses increased by $12,000 when compared to the same period of the previous year. The increase in expenses was mainly caused by increased marketing expenses, additional travel expenses and the purchase of miscellaneous supplies in connection with the opening of the Bank's Cheyenne branch.

As previously mentioned, the Bank opened a third office in Cheyenne, Wyoming. The additional office is expected to enhance the long-term growth of the Company but is expected to increase overhead expenses significantly for the near future. As with any start-up, this office cannot be expected to produce a profit until a deposit base sufficient to support the operation can be generated.

INCOME TAXES

The provision for income taxes decreased by $34,000. The main reason for the decrease in income taxes was the decrease in income before taxes.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET INCOME

Net income decreased $262,000 during the nine months ended September 30, 2000 when compared to the first nine months of 1999. Net interest income increased by $5,000, non-interest income increased by $16,000 and non-interest expense increased by $407,000. The provision for income taxes decreased by $124,000.

INTEREST INCOME

Interest income from loans increased $630,000 or 23.34% for the nine months ended September 30, 2000. The increase was the result of an increase in the average balance of loans outstanding of $9.77 million and an increase in yield from 8.01% to 8.11%.

The decrease of $57,000 in interest and dividends on securities available for sale was the result of a decrease in the average balance of securities of $3.06 million, which more than offset an increase in the average yield on the portfolio from 6.10% to 6.55%. The increase in yield was primarily the result of an increase in yield on mortgage-backed securities with adjustable interest rates held in the portfolio.

Interest on securities held to maturity increased $156,000 and was caused primarily by an increase in the average balance of the portfolio of $2.18 million and an increase in the yield on the portfolio from 7.15% to 7.86%. The increase in yield was primarily the result of the purchase of securities with yields greater than the yield on the existing portfolio and an increase in yield on mortgage-backed securities with adjustable interest rates held in the portfolio.

The decrease in income from other interest-earning assets of $39,000 was primarily caused by a decrease in the average balance of these assets that more than offset an increase in the yield on these assets. This category of assets consists primarily of interest-earning demand deposits held at FHLB.

INTEREST EXPENSE

Interest expense on deposits increased $376,000 during the first nine months of 2000 when compared to the same period of 1999. This increase was the result of an increase in the average cost of deposits from 4.29% to 4.79% and an increase of $5.61 million in the average balance of deposits.

The Bank took advantage of a relatively inexpensive source of funding available through the FHLB to supplement retail deposits. The average balance of these borrowings was $4.02 million greater during the first nine months of 2000 than in 1999 and the average cost of the borrowings increased from 5.47% to 6.14%, which resulted in an increase of $310,000 in interest expense.

PROVISION FOR LOAN LOSSES

No provision for loan losses was made during the nine-month period ended September 30, 2000. The allowance for loan losses is based on Management's evaluation of the risk inherent in its loan portfolio after giving due consideration to the changes in general market conditions and in the nature and volume of the Bank's loan activity. The Bank intends to continue to provide for loan losses based on its periodic review of the loan portfolio and general market conditions. The allowance for loan losses amounted to $464,000 at September 30, 2000. While the Bank maintains its allowance for loan losses at a level, which it considers adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowance and that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME

Total non-interest income increased by $16,000 during the nine-month period ended September 30, 2000 when compared to 1999.

The decrease in the gain on sale of loans of $17,000 was the result of a decrease in the dollar amount of loans sold.

The Bank sold available for sale securities in the previous year and recognized a gain of $4,000 while securities sold in the current year produced a loss of $6,000.

Service charges on deposits increased $23,000 mainly because of an increase in chargeable events and an increase, in November of 1999, in the amount of the NSF charge.

The increase in other income of $20,000 was the result of increases in loan servicing and document preparation fees, Automated Teller Machine surcharges, and the sale of collectible coins and credit life and disability insurance.

NON-INTEREST EXPENSE

Overall, non-interest expense increased $407,000 during the nine-month period ended September 30, 2000.

Compensation and benefits increased by $271,000 in 2000 and was primarily caused by the hiring of additional personnel to staff the Bank's new branch in Cheyenne and to enable the Bank to originate commercial and agricultural loans.

Occupancy and equipment expense increased by $59,000 during the period and was primarily caused by the increases in depreciation, data processing charges, utilities and taxes related to the opening of the Bank's new branch in Cheyenne.

Other expenses increased by $89,000 when compared to the same period of the previous year. The increase in expenses was mainly caused by increased marketing expenses, additional travel expenses and the purchase of miscellaneous supplies in connection with the opening of the Bank's Cheyenne branch.

As previously mentioned, the Bank opened a third office in Cheyenne, Wyoming. The additional office is expected to enhance the long-term growth of the Company but is expected to increase overhead expenses significantly for the near future. As with any start-up, this office cannot be expected to produce a profit until a deposit base sufficient to support the operation can be generated.

INCOME TAXES

The provision for income taxes decreased by $124,000. The main reason for the decrease in income taxes was the decrease in income before taxes of $386,000.


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


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, FHLB advances, sales and maturities of investments and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests its excess funds in short-term time deposits that provide liquidity to meet lending requirements. Interest-bearing deposits at September 30, 2000 amounted to $362,774. The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. These activities are summarized as follows:

                                                   9 Months Ended September
                                                              30,
                                                         (in thousands)
                                                    -----------------------
                                                        2000      1999

Cash and cash equivalents at beginning of year         $2,316    $3,365
                                                       ------    ------
OPERATING ACTIVITIES:
Net Income                                               $290      $552
  Adjustments to reconcile net income to
  net cash provided by operation activities              (268)     (120)
                                                         ----      ----
Net cash provided (used) by operating activities          $22      $432
Net cash used by investing activities                  (8,925)   (7,975)
Net cash provided by financing activities               8,235     5,831
                                                        -----    ------
Net increase (decrease) in cash and cash equivalents    $(668)  $(1,712)
                                                        -----   -------
Cash and cash equivalents at end of period             $1,649    $1,653
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

The Bank anticipates it will have sufficient funds available to meet its current loan commitments. At September 30, 2000, the Bank had outstanding commitments of $1,839,789. Certificates of deposit scheduled to mature in one year or less at September 30, 2000 totaled $31,999,163. Based on past experience, Management believes that a substantial portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at September 30, 2000, as compared to the minimum regulatory requirements:


                                                                                                   To Be Well
                                                                                            Capitalized Under
                                                                             For Capital    Prompt Corrective
                                                            Actual     Adequacy Purposes    Action Provisions
                                                  ----------------------------------------------------
                                                  Dollars    Ratio      Dollars    Ratio    Dollars  Ratio
September 30, 2000
Total Equity Capital (to risk-weighted assets)    $9,159     18.4%      $3,968     8.0%     $4,960   10.0%
Tier 1 Capital (to risk-weighted assets)          $8,596     17.3%      $1,984     4.0%     $2,976    6.0%
Tier 1 Capital (to adjusted total assets)         $8,596      8.9%      $3,868     4.0%     $4,835    5.0%


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

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

      Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at September 30, 2000. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2.     Changes in Securities

      Not Applicable.


Item 3.     Defaults Upon Senior Securities

      Not Applicable.


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

      Not Applicable.


Item 5.     Other Information

     The Company's Chief Financial Officer, Tommy A. Gardner has resigned, effective January 2, 2001 to pursue other interests. Mr. Gardner has been with the Bank since 1979 and played an important role when the Bank converted from a mutual savings and loan to a public company in 1993. Mr. Gardner's resignation was voluntary and therefore, according to his employment agreement, no separation package will be charged to operations. The Company has commenced a search for a chief financial officer. Until the position is filled, other members of the Bank's senior management team will assume the position's responsibilities.


Not Applicable


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

      (a)   Exhibits
            Exhibit 11:  Statement regarding computation of earnings per share.
            Exhibit 27:  FDS (in electronic filing only)

      (b)   Reports on Form 8-K

            Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TRI-COUNTY BANCORP, INC. AND SUBSIDIARIES


Date:       November 10, 2000        /s/ Robert L. Savage
     -------------------------
                                     President and Chief Executive Officer


Date:       November 10, 2000        /s/ Tommy A. Gardner
     -------------------------
                                     Vice President and Chief Financial Officer